Form 10-Q
period 1995-08-31
WYOMING OIL & MINERALS INC
filed 1995-11-06
CIK 108729

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



 For Quarter Ended August 31, 1995                   Commission File #0-7919

                  Wyoming Oil and Minerals, Inc.
                  ------------------------------
             (Exact name as specified in its Charter)


           Wyoming                                            83-0217330
 -------------------------------                             ------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)


                  330 S. Center, Suite 419, Casper, Wyoming 82602
                  -----------------------------------------------
                      (Address of Principal Executive Offices)

 Registrant's Telephone Number, Including Area Code:            (307 234-9638)
                                                                --------------




 Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES     X      NO
                      ----------    ----------

 As of August 31, 1995, there were 16,750,000 shares of $0.01 par value common stock issued and outstanding.



                  WYOMING OIL AND MINERALS, INC.

                        TABLE OF CONTENTS

                         August 31, 1995


 PART I - FINANCIAL STATEMENTS

           Unaudited Balance Sheets








         August 31, 1995 and February 28, 1995                    1

           Unaudited Condensed Statements of Operations
         Three and Six Months Ended August 31, 1995
         and 1994                                               2,3

           Unaudited Condensed Statements of Changes
             in Financial Position
         Six Months Ended August 31, 1995 and 1994                4

           Unaudited Notes to Financial Statements                5

           Management's Discussion and Analysis of
             the Unaudited Condensed Statements of
             Operations                                           6


 PART II - OTHER INFORMATION                                      7
















































                  WYOMING OIL AND MINERALS, INC.
                     UNAUDITED BALANCE SHEETS


      ASSETS                                               Aug 31,    Feb 28,
                                                            1995       1995
 Current assets:                                         ---------- ----------
    Cash                                                    $31,532    $60,987
    Accounts receivable                                      46,504     46,194
    Marketable equity securities,
      at market value (Note 4)                                5,850      5,850
    Inventory                                                17,662     17,662
                                                         ---------- ----------
           Total current assets:                            101,548    130,693
                                                         ---------- ----------
 Property and equipment, at cost less
   accumulated depreciation and depletion:
 138,705 =February 28, 1995
 145,561 =Aug 31, 1995
                                                            161,503    153,258
                                                         ---------- ----------
 Other assets                                                    61         61
                                                         ---------- ----------
                                                           $263,112   $284,012
                                                         ========== ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Notes payable, current portion (Note 3)                 $13,000    $17,000
    Accounts payable and accrued expenses                    47,526     44,499
                                                         ---------- ----------
           Total current liabilities:                        60,526     61,499
                                                         ---------- ----------
 Long term debt (Note 3)                                     50,000     50,000
                                                         ---------- ----------
 Stockholders' equity:
    Capital stock, common, $.01 par-value
    Authorized: 25,000,000 shares
    Issued: 16,750,000 shares as of
      February 28, 1995 and Aug 31, 1995                    167,500    167,500
    Additional paid-in capital                            1,021,025  1,021,025
    Accumulated deficit                                  (1,035,939)(1,016,012)
                                                         ---------- ----------
                                                            152,586    172,513
                                                         ---------- ----------
                                                           $263,112   $284,012
                                                         ========== ==========






 The notes to financial statements are an integral part of these statements.












                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                           Six Months Ended
                                                           Aug 31,    Aug 31,
                                                            1995       1994
 Operating revenues:                                     ---------- ----------
    Oil and gas sales                                      $134,247   $149,284
    Other operating income                                   12,852     19,020
    Gain (loss) on sale of assets (Note 2)                             (16,519)
                                                         ---------- ----------
           Total operating revenues                         147,099    151,785
                                                         ---------- ----------
 Operating expenses:
    Gerneral and administrative                              29,744     29,048
    Production expenses                                     133,828    142,166
    Lease rentals                                               457         16
                                                         ---------- ----------
           Total operating expenses                         164,029    171,230
                                                         ---------- ----------
           Operating income (loss)                          (16,930)   (19,445)
                                                         ---------- ----------
 Other income (expense):
    Realized gain (loss) sale of marketable securities
    Unrealized gain (loss) on valuation of marketable
      equity securities (Note 4)
    Interest income                                             334        110
    Interest (expense)                                       (3,331)    (3,757)

                                                         ---------- ----------
           Other income (expense) net                        (2,997)    (3,647)
                                                         ---------- ----------
 Earnings (loss) from operations before taxes on earnings   (19,927)   (23,092)
 Taxes on earnings
                                                         ---------- ----------
 Earnings (loss) before extraordinary items                 (19,927)   (23,092)
 Extraordinary items:
    Effects of utilization of loss carry-forward benefits
                                                         ---------- ----------
 Net earnings (loss)                                       ($19,927)  ($23,092)
                                                         ========== ==========
 Weighted average number of shares outstanding           16,750,000 16,750,000
                                                         ========== ==========
 Net earnings (loss) per common share                         *          *
                                                         ========== ==========
 *Less than $.01 per share
 The notes to financial statements are an integral part of these statements.
                                2


















                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                           Aug 31,    Aug 31,
                                                            1995       1994
 Operating revenues:                                     ---------- ----------
    Oil and gas sales                                       $77,477    $72,324
    Other operating income                                    6,582     12,744
    Gain (loss) on sale of assets (Note 2)                             (16,519)
                                                         ---------- ----------
           Total operating revenues                          84,059     68,549
                                                         ---------- ----------
 Operating expenses:
    Gerneral and administrative                              17,386     12,060
    Production expenses                                      74,837     81,564
    Lease rentals                                               445
                                                         ---------- ----------
           Total operating expenses                          92,668     93,624
                                                         ---------- ----------
           Operating income (loss)                           (8,609)   (25,075)
                                                         ---------- ----------
 Other income (expense):
    Realized gain (loss) sale of marketable securities
    Unrealized gain (loss) on valuation of marketable
      equity securities (Note 4)
    Interest income                                             166         51
    Interest expense                                         (1,491)    (1,715)
                                                         ---------- ----------
           Other income (expense) net                        (1,325)    (1,664)
                                                         ---------- ----------
 Earnings (loss) from operations before taxes on earnings    (9,934)   (26,739)
 Taxes on earnings
                                                         ---------- ----------
 Earnings (loss) before extraordinary items                  (9,934)   (26,739)
 Extraordinary items:
    Effects of utilization of loss carry-forward benefits
                                                         ---------- ----------
 Net earnings (loss)                                        ($9,934)  ($26,739)
                                                         ========== ==========
 Weighted average number of shares outstanding           16,750,000 16,750,000
                                                         ========== ==========
 Net earnings (loss) per common share                         *          *
                                                         ========== ==========
 *Less than $.01 per share

 The notes to financial statements are an integral part of these statements.
                                3


















                  WYOMING OIL AND MINERALS, INC.
            UNAUDITED CONDENSED STATEMENTS OF CHANGES
                      IN FINANCIAL POSITION


                                                           Six Months Ended
                                                           Aug 31,    Aug 31,
                                                            1995       1994
                                                         ---------- ----------
 Sources of working capital:
    Net earnings from operations (adjusted by
      items not using working capital)                     ($13,071)  ($17,511)
    Sale of depreciable property (Note 2)                               20,700


                                                         ---------- ----------
                                                            (13,071)     3,189
                                                         ---------- ----------
 Uses of working capital:

    Purchase of depreciable property (Note 2)                15,100      2,436
    Payment of long term debt (Note 3)                                  58,703

                                                         ---------- ----------
                                                             15,100     61,139
                                                         ---------- ----------
 Increase (decrease) in working capital                     (28,171)   (57,950)
 Working capital (deficit), beginning of period              69,194    (10,128)
                                                         ---------- ----------
 Working capital (deficit), end of period                   $41,023   ($68,078)
                                                         ========== ==========













 The notes to financial statements are an integral part of these statements.

                                4



















                  WYOMING OIL AND MINERALS, INC.
             UNAUDITED NOTES TO FINANCIAL STATEMENTS


 1.  Significant accounting policies
     -------------------------------
      Refer to the Company's annual financial statements for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those financial satements for additional details of the Company's financial condition, results of operations, and changes in financial position. The details of those notes have not changed, except as a result of normal transactions in the interim, or as disclosed within this report.
      In the opinion of Management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of August 31, 1995 and 1994, and the results of operations for the three and six month periods then ended. The results of operations for the three and six month periods ended August 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

 2.  Oil and gas properties
     ----------------------
      During the period ended August 31, 1995, the Company purchased interests in seven wells located in Converse County, Wyoming at a cost of $15,100.
      During the period ended August 31, 1994, the Company purchased addi-tional interests in a well located in Campbell County, Wyoming at a cost of $2,436. Also during this period, the Company sold its interest in a well in Campbell County for $4,181, having a cost basis of $20,700.

 3.  Notes payable
     -------------
      As of August 31, 1995, the Company had outstanding notes payable of $63,0 The interest rates on these loans is 1% over the prime rate. A loan having a balance of $12,000 is secured by a producing well.


 4.  Marketable Securities
     ---------------------
      Marketable securities are carried at the lower of cost or market at the balance sheet date. That determination is made by aggregating all current marketable equity securities. Marketable equity securities in current assets had a cost at August 31, 1995 of $73,411.
      At August 31, 1995, there were gross unrealized losses of $67,561 per-taining to the current portfolio.






                                5
















                  WYOMING OIL AND MINERALS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


      The following is Management's discussion and analysis of material changes in financial conditions since the end of the most recent fiscal year.

      During the six months ended August 31, 1995, the Company's net working capital decreased by $28,171, the result of capital used by operations of $13,071 and the purchase of properties of $15,100 (Note 2).

      Crude oil and natural gas sales for the six months ended August 31, 1995 were $15,037 lower than for the corresponding period of the prior year. This decrease is mainly due to the timing of oil sales.

      General and administrative expenses were $696 higher during the current six month period as compared to the corresponding 1994 period. This increase is mainly the result of timing differences of various administrative costs.

      Production expenses were $8,338 lower during the 1995 period as com-pared to the 1994 period. This decrease is the result of fluctuations in the timing of various well repair costs.





















                                6





















                  WYOMING OIL AND MINERALS, INC.



                   PART II - OTHER INFORMATION

 Item 9 - Exhibits and Reports on Form 8-K


           (a)  None
           (b)  None