Form 10-Q/A
period 1995-08-31
WYOMING OIL & MINERALS INC
filed 1996-01-22
CIK 108729

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





















                                6





















                  WYOMING OIL AND MINERALS, INC.



                   PART II - OTHER INFORMATION

 Item 9 - Exhibits and Reports on Form 8-K


           (a)  Exhibit 27

           (b)  None













                       SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WYOMING OIL AND MINERALS, INC.
                                                 (Registrant)




Dated:  December 29, 1995
-------------------------
                                                /s/ Jack C. Bradley, Jr.
                                              ---------------------------
                                                 Jack C. Bradley, Jr.
                                                 President and Chief
                                                 Financial Officer