Form 10-Q
period 1995-11-30
WYOMING OIL & MINERALS INC
filed 1996-01-23
CIK 108729

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



 For Quarter Ended November 30, 1995                   Commission File #0-7919

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

 As of November 30, 1995, there were 16,750,000 shares of $0.01 par value common stock issued and outstanding.



                  WYOMING OIL AND MINERALS, INC.

                        TABLE OF CONTENTS

                        November 30, 1995


 PART I - FINANCIAL STATEMENTS

           Unaudited Balance Sheets








         November 30, 1995 and February 28, 1995                  1

           Unaudited Condensed Statements of Operations
         Three and Nine Months Ended November 30, 1995
         and 1994                                               2,3

           Unaudited Condensed Statements of Changes
             in Financial Position
         Nine Months Ended November 30, 1995 and 1994             4

           Unaudited Notes to Financial Statements                5

           Management's Discussion and Analysis of
             the Unaudited Condensed Statements of
             Operations                                           6


 PART II - OTHER INFORMATION                                      7
















































                  WYOMING OIL AND MINERALS, INC.
                     UNAUDITED BALANCE SHEETS


      ASSETS                                               Nov 30,    Feb 28,
                                                            1995       1995
 Current assets:                                         ---------- ----------
    Cash                                                    $11,168    $60,987
    Accounts receivable                                      35,963     46,194
    Marketable equity securities,
      at market value (Note 4)                                5,850      5,850
    Inventory                                                17,662     17,662
                                                         ---------- ----------
           Total current assets:                             70,643    130,693
                                                         ---------- ----------
 Property and equipment, at cost less
   accumulated depreciation and depletion:
 138,705 =February 28, 1995
 147,625 =Nov 30, 1995
                                                            159,438    153,258
                                                         ---------- ----------
 Other assets                                                    61         61
                                                         ---------- ----------
                                                           $230,142   $284,012
                                                         ========== ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Notes payable, current portion (Note 3)                 $12,000    $17,000
    Accounts payable and accrued expenses                    42,917     44,499
                                                         ---------- ----------
           Total current liabilities:                        54,917     61,499
                                                         ---------- ----------
 Long term debt (Note 3)                                     50,000     50,000
                                                         ---------- ----------
 Stockholders' equity:
    Capital stock, common, $.01 par-value
    Authorized: 25,000,000 shares
    Issued: 16,750,000 shares as of
      February 28, 1995 and Nov 30, 1995                    167,500    167,500
    Additional paid-in capital                            1,021,025  1,021,025
    Accumulated deficit                                  (1,063,300)(1,016,012)
                                                         ---------- ----------
                                                            125,225    172,513
                                                         ---------- ----------
                                                           $230,142   $284,012
                                                         ========== ==========






 The notes to financial statements are an integral part of these statements.












                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                           Nine Months Ended
                                                           Nov 30,    Nov 30,
                                                            1995       1994
 Operating revenues:                                     ---------- ----------
    Oil and gas sales                                      $181,741   $216,296
    Other operating income                                   19,032     25,590
    Gain (loss) on sale of assets (Note 2)                             (16,519)
                                                         ---------- ----------
           Total operating revenues                         200,773    225,367
                                                         ---------- ----------
 Operating expenses:
    Gerneral and administrative                              43,132     39,183
    Production expenses                                     199,725    190,791
    Lease rentals                                               497         16
                                                         ---------- ----------
           Total operating expenses                         243,354    229,990
                                                         ---------- ----------
           Operating income (loss)                          (42,581)    (4,623)
                                                         ---------- ----------
 Other income (expense):
    Realized gain (loss) sale of marketable securities
    Unrealized gain (loss) on valuation of marketable
      equity securities (Note 4)
    Interest income                                             457        179
    Interest (expense)                                       (5,163)    (5,547)

                                                         ---------- ----------
           Other income (expense) net                        (4,706)    (5,368)
                                                         ---------- ----------
 Earnings (loss) from operations before taxes on earnings   (47,287)    (9,991)
 Taxes on earnings
                                                         ---------- ----------
 Earnings (loss) before extraordinary items                 (47,287)    (9,991)
 Extraordinary items:
    Effects of utilization of loss carry-forward benefits
                                                         ---------- ----------
 Net earnings (loss)                                       ($47,287)   ($9,991)
                                                         ========== ==========
 Weighted average number of shares outstanding           16,750,000 16,750,000
                                                         ========== ==========
 Net earnings (loss) per common share                         *          *
                                                         ========== ==========
 *Less than $.01 per share
 The notes to financial statements are an integral part of these statements.
                                2


















                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                           Nov 30,    Nov 30,
                                                            1995       1994
 Operating revenues:                                     ---------- ----------
    Oil and gas sales                                       $47,494    $67,012
    Other operating income                                    6,180      6,570
    Gain (loss) on sale of assets (Note 2)
                                                         ---------- ----------
           Total operating revenues                          53,674     73,582
                                                         ---------- ----------
 Operating expenses:
    Gerneral and administrative                              13,388     10,135
    Production expenses                                      65,897     48,625
    Lease rentals                                                40
                                                         ---------- ----------
           Total operating expenses                          79,325     58,760
                                                         ---------- ----------
           Operating income (loss)                          (25,651)    14,822
                                                         ---------- ----------
 Other income (expense):
    Realized gain (loss) sale of marketable securities
    Unrealized gain (loss) on valuation of marketable
      equity securities (Note 4)
    Interest income                                             124         69
    Interest expense                                         (1,832)    (1,790)
                                                         ---------- ----------
           Other income (expense) net                        (1,708)    (1,721)
                                                         ---------- ----------
 Earnings (loss) from operations before taxes on earnings   (27,359)    13,101
 Taxes on earnings                                                       1,965
                                                         ---------- ----------
 Earnings (loss) before extraordinary items                 (27,359)    11,136
 Extraordinary items:
    Effects of utilization of loss carry-forward benefits                1,965
                                                         ---------- ----------
 Net earnings (loss)                                       ($27,359)   $13,101
                                                         ========== ==========
 Weighted average number of shares outstanding           16,750,000 16,750,000
                                                         ========== ==========
 Net earnings (loss) per common share                         *          *
                                                         ========== ==========
 *Less than $.01 per share

 The notes to financial statements are an integral part of these statements.
                                3


















                  WYOMING OIL AND MINERALS, INC.
            UNAUDITED CONDENSED STATEMENTS OF CHANGES
                      IN FINANCIAL POSITION


                                                           Nine Months Ended
                                                           Nov 30,    Nov 30,
                                                            1995       1994
                                                         ---------- ----------
 Sources of working capital:
    Net earnings from operations (adjusted by
      items not using working capital)                     ($38,367)   ($1,665)
    Sale of depreciable property (Note 2)                               20,700


                                                         ---------- ----------
                                                            (38,367)    19,035
                                                         ---------- ----------
 Uses of working capital:

    Purchase of depreciable property (Note 2)                15,100      2,436
    Payment of long term debt (Note 3)                                  58,703

                                                         ---------- ----------
                                                             15,100     61,139
                                                         ---------- ----------
 Increase (decrease) in working capital                     (53,467)   (42,104)
 Working capital (deficit), beginning of period              69,194    (10,128)
                                                         ---------- ----------
 Working capital (deficit), end of period                   $15,727   ($52,232)
                                                         ========== ==========













 The notes to financial statements are an integral part of these statements.

                  WYOMING OIL AND MINERALS, INC.
             UNAUDITED NOTES TO FINANCIAL STATEMENTS


 1.  Significant accounting policies
     -------------------------------
      Refer to the Company's annual financial statements for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those financial satements for additional details of the Company's financial condition, results of operations, and changes in financial position. The details of those notes have not changed, except as a result of normal transactions in the interim, or as disclosed within this report.
      In the opinion of Management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of November 30, 1995 and 1994, and the results of operations for the three and nine month periods then ended. The results of operations for the three and nine month periods ended November 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

 2.  Oil and gas properties
     ----------------------
      During the period ended November 30, 1995, the Company purchased interests in seven wells located in Converse County, Wyoming at a cost of $15,100.
      During the period ended November 30, 1994, the Company purchased addi-tional interests in a well located in Campbell County, Wyoming at a cost of $2,436. Also during this period, the Company sold its interest in a well in Campbell County for $4,181, having a cost basis of $20,700.

 3.  Notes payable
     -------------
      As of November 30, 1995, the Company had outstanding notes payable of. $62,000. The interest rates on these loans is 1% over the prime rate. A loan having a balance of $11,500 is secured by a producing well.


 4.  Marketable Securities
     ---------------------
      Marketable securities are carried at the lower of cost or market at the balance sheet date. That determination is made by aggregating all current marketable equity securities. Marketable equity securities in current assets had a cost at November 30, 1995 of $73,411.
      At November 30, 1995, there were gross unrealized losses of $67,561 per-taining to the current portfolio.

                  WYOMING OIL AND MINERALS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


      The following is Management's discussion and analysis of material changes in financial conditions since the end of the most recent fiscal year.

      During the nine months ended November 30, 1995, the Company's net working capital decreased by $53,467, the result of capital used by operations of $38,367 and the purchase of properties of $15,100 (Note 2).

      Crude oil and natural gas sales for the nine months ended November 30, 1995 were $34,555 lower than for the corresponding period of the prior year. This decrease is mainly due to the timing of oil sales.

      General and administrative expenses were $3,949 higher during the cur-rent nine month period as compared to the corresponding 1994 period. This increase is mainly the result of timing differences of various administrative costs.

      Production expenses were $8,934 higher during the 1995 period as com-pared to the 1994 period. This increase is the result of fluctuations in the timing of various well repair costs.

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


                                    WYOMING OIL AND MINERALS, INC.

                                             (Registrant)






 Dated:
 --------------------------------                /s/ Jack C. Bradley, Jr.
                                          -------------------------
                                           Jack C. Bradley, Jr.
                                           President and Chief
                                           Financial Officer