Form 10-K
period 1996-02-29
WYOMING OIL & MINERALS INC
filed 1996-07-08
CIK 108729

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended February 29, 1996
                  Commission File Number 0-7919

                  WYOMING OIL & MINERALS, INC.

A Wyoming Corporation                   I.R.S. Employer
Identification
                                        Number 83-0217330

                        330 South Center
                            Suite 419
                      Casper, Wyoming 82601

                          P.O. Box 3560
                      Casper, Wyoming 82602

Registrant's telephone number including area code:  (307) 234-9638

         Securities Registered Pursuant to Section 12(g)

                          COMMON STOCK

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X        No

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant (13,864,500 shares). The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of April 9, 1996 (based on $.01 bid, $.050 asked) - $415,935.
     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date. April 9, 1996 16,750,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE:    None


Item 1.   Business

     Wyoming Oil & Minerals, Inc. (the Company), a Wyoming Corporation, was incorporated on February 23, 1973 as Wyoming Coal Corporation. It was organized primarily to hold and develop state and fee coal leases and secondarily to acquire oil and gas properties and explore for, develop and produce oil and gas. As the Company evolved, its emphasis shifted from holding and developing the coal leases to acquiring oil and gas leases and production. Some of the Company's coal leases have been explored and found not to contain coal deposits in commercial quantities and been dropped. As of the date of this report, the Company's coal properties have all been sold or dropped. Since oil and gas sales are now the Company's primary revenue source, its name was changed to Wyoming Oil & Minerals, Inc. at a shareholders meeting held August 10, 1981 to more accurately reflect the Company's business.
     Generally, the economic success of the Company depends on its ability to locate and purchase oil and gas properties or purchase or lease valuable oil and gas prospects or mineral deposits. The Company must further operate, sell or lease these deposits or prospects to others at a profit or develop the properties itself or in conjunction with others.
     To accomplish these goals, the Company will encounter competition from major oil and mining companies and other independent operators attempting to acquire prospective oil and gas leases, coal leases, production and other mineral interest. These sources of competition may be both large and small energy oriented companies operation in the states in which the Company does business or may do business in the future. Some of these competitors are major oil and gas and coal companies with substantial reserves and earnings records. Others are small independents with varying degrees of stability. Some not only produce oil and gas, but refine and market petroleum products.
Some produce and market coal. The Company may be in a position of competitive disadvantage with many of these companies in that they have greater sources of capital, technical and management personnel, research facilities and sources of information.
     Compliance with statutory requirements respecting environmental quality may necessitate significant capital outlays which may materially effect the earning power of the Company or may cause material changes in the Company's proposed business. Inc the past fiscal year, the Company expended less than $1,000 to comply with environmental regulation. It does not contemplate spending significant funds incidental to its operation in the present fiscal year to comply with environmental regulations.
     The Company markets its properties or interest in its properties to others who will develop them with the Company retaining an economic interest. The Company also drills exploratory oil and gas wells by itself and in joint venture with others. Additional funds may be needed to engage in these activities and the Company hopes to finance all or some of its interest in these by having others pay for the drilling and/or completion of wells in exchange for an interest in the particular
well or prospect.               2
    The business of the Company is seasonal only to the extent that weather conditions, particularly snow and cold in the winter, impede the ability of the Company or others who may be developing properties in which the Company has an interest to conduct exploratory activities, drilling production or mining operations.
     The Company employs its President, Jack C. Bradley, Jr., who receives $2000 monthly and reimbursement of his actual and necessary expenses and one assistant.
     The Company is operating in one industry segment, the exploration, production and sale of oil and gas. See Financial Statements.

Item 2.   Properties

     The Company rents office space in the Goodstein Building in Casper, Wyoming at $400 per month.
     Oil and Gas Properties. For the following discussion, gross well or acre is a well or acre in which an interest is owned. The number of gross wells is the total number of wells in which and interest is owned.
     A net well or acre is deemed to exist when the sum of fractional ownership interest in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional ownership interests owned in gross wells or acres as expressed as whole numbers and fractions thereof.
     A summary of the Company's oil and gas properties as of February 29, 1996 all located in the state of Wyoming is as follows:

                                Gross Acres*        Net Acres*
     Undeveloped proved and
      unproved acres:
     Leasehold interest:
      Oil and gas                    440                432

     Developed proved acres:
      Leasehold interest:
         Primarily oil             4,730               1,876
         Primarily gas               320                  97

     * - decrease in acres due to expiration of override leases expired in which the Company had no basis.

     Oil and Gas Production. As of February 29, 1996, the Company owns the following productive wells:
                                   Oil                 Gas
                              Gross     Net       Gross     Net

Working Interest               39     19.4509       0        0
Royalty                        36       .1046       0        0


                                3

     From its drilling efforts and from production purchased from others, the Company's net yearly production of crude oil and gas has been as follows:

     Year Ended
    the last day
     of February         Crude Oil in Barrels          Gas in MCF

       1994                    13,372                    12,599
       1995                    15,970                     5,081
       1996                    13,157                     3,558

     The average sales price (including transfers) per unit oil and gas produced for the years ended the last day of February is as follows:

                         1996           1995           1994

     Oil -- Barrels      $17.00         $16.08         $12.25
     Gas -- MCF          $ 1.43         $ 1.47         $ 1.58

     The average production (lifting) cost per unit of production is as follows:

                         1996           1995           1994

     Oil -- Barrels      $16.96         $13.63         $ 9.45
     Gas -- MCF          $ 1.25         $ 1.25         $ 1.25

                      Net Exploratory Wells

Fiscal Year
  Drilled        Producers           Dry Holes         Total Wells

   1994                 0                   0                    0
   1995                 0                   0                    0
   1996                 0                   0                    0

                      Net Development Wells

Fiscal Year
  Drilled        Producers           Dry Holes        Total Wells

   1994                 0                   0                    0
   1995                 0                   0                    0
   1996                 0                   0                    0

     Reserves. The following are reserve estimates as of last day of February:




                                    4
Proved Oil and Gas Reserves         Oil (bbls)          Gas (mcf)

          1994                       128,216            489,108
          1995                        69,093             99,916
          1996                       163,378             86,884

Proved Developed Oil and Gas Reserves

          1994                       124,116            224,108
          1995                        69,093             99,916
          1996                       163,378             86,884

     The reserve estimates for all properties were computed both by management and by independent petroleum engineers for areas in which the Company has interest in certain wells. No reserve figures have been filed with or reported to any other regulatory authorities or agencies.
     The Company has annual rental obligations from $0.50 to $1.00 per acre on all of its leasehold oil and gas on which there is no production. If these payments are not made when due, the leases terminate. Additionally, the leases terminate at the end of this term unless production is obtained in which case the lease continues as long as production continues.
     Oil and Gas Operations. The Company follows the successful efforts method of accounting for oil and gas exploration and development activities. Under this method of accounting lease acquisition costs, intangible drilling costs and other costs associated with exploration efforts which result in the discovery of proved reserves are capitalized. Costs of well equipment, development drilling, support facilities, major betterments and renewals and other development costs are capitalized. Capitalized costs are amortized using the units of production method. For leasehold costs, the basis is total estimated units proved developed reserves both of which are estimated by independent engineers and management of the Company. the amortized amounts are charged to depreciation and depletion expense. The recoverability of costs capitalized related to proved and unproved acreage is reviewed periodically. Any impairment discovered is charged to expenses.
     Costs of drilling exploratory wells which do not result in the discovery of proved reserves are charged to expense. Production costs, geological and geophysical costs, and maintenance and repairs are charged to expense.

Item 3.   Legal Proceedings.

     None

Item 4.   Submission of Matters to a Vote of Security Holders.

     None


                                5
                             PART II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters.

                                                   Bid Prices

                                                  High       Low


March 1, 1987 through February 28, 1988           1 cent    1 cent

March 1, 1988 through February 28, 1989           1 cent    1 cent

March 1, 1989 through February 28, 1990           1 cent    1 cent

March 1, 1990 through February 28, 1991           1 cent  1/2 cent

March 1, 1991 through February 28, 1992         1/2 cent  1/2 cent

March 1, 1992 through February 28, 1993           1 cent    1 cent

March 1, 1993 through February 28, 1994           1 cent    1 cent

March 1, 1994 through February 28, 1995           1 cent    1 cent

March 1, 1995 through February 28, 1996           1 cent    1 cent

     The source for the over-the-counter quotations is the National Association of Securities Dealers. Such quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.
     There were approximately 1,599 holders of record of the Company's common stock as of May 22, 1996.
     No dividends have been declared or paid in the Company's history. Wyoming law generally provides that dividends may be declared and paid only out of the unreserved and unrestricted earned surplus of the corporation, except when the Articles of Incorporation of a corporation engaged in the business of exploiting natural resources so provide, dividends may be declared and paid out of depletion reserves.
     Wyoming Oil & Minerals, Inc. has no unreserved and unrestricted earned surplus and its Articles of Incorporation do not provide that dividends may be paid from depletion reserves.









                                6
Item 6.   Selected Financial Data

                                   Year Ended February 28/29
                         1996     1995      1994     1993     1992
Revenues:
 Operating revenues from
 oil and gas sales    $266,227  $293,777 $207,295 $117,297 $155,279

Other operating
 revenues               24,962    32,160   25,852   25,187   28,522

Earnings (loss) from
 continuing operations before
 extraordinary items   (51,635)  (27,147)(396,484)   9,442   17,260

Extraordinary items       --        --       --        --    42,323

Net earnings (loss) from
 continuing operations (51,635)  (27,147)(396,484)   9,442   59,583
Earnings (loss) per share from
 continuing operations    *          *      (.02)       *       *

Cash dividends per
 common share             --         --       --        --      --

At year end:

Total assets           256,806   284,012 414,237  729,758  754,992
Long-term obligations   50,000    50,000  58,703     --       --
* Less than $.01 per share

Item 7.   Management's Discussion and Analysis of
          Financial Conditions and Results of Operation

Financial Position

     During the Company's fiscal year 1996, net cash decreased by $53,270. Of this decrease, $33,170 is the result of operating activities, $15,100 was for the purchase of properties and $5,000 was principal payments on debt. The Company's emphasis regarding property additions continues to be toward acquiring existing production rather than from drilling new wells. No new drilling was done by the Company in fiscal 1996 and significant costs related to maintaining existing production. Short term notes payable decreased by $5,000 which was paid in cash. The Company has financed property acquisitions with debt and continue to repay such borrowing with the revenues from those properties.
     During the Company's fiscal year 1996, crude oil prices varied within a range of approximately $13.07 to $19.10 a barrel. Natural gas prices varied within a range of approximately $1.03 to $1.50. Revenue from such acquired properties must not only service debt, but continue to provide positive cash flow after retirement of that debt.
                                7
Result of Operations

     The Company's oil and gas revenues decreased from $293,777 in fiscal 1995 to $266,227 in fiscal 1996. Present production has the effect of decreasing Wyoming Oil & Minerals reserves, however, due mainly to the waterflood of the Don Thorson #1 and the Wade Hill unit, total oil and gas reserves increased significantly for the fiscal year ended February 29, 1996. An independent engineering firm generated a partial reserves analysis during fiscal year 1996. Crude oil sales decreased by approximately 3067 equivalent barrels, which was mainly due to the Don Thorson #1 being out of operation for a number of months.
     During fiscal 1996, the amount reserved for the depletion of reserves and the depreciation of equipment was $18,501. Loss on operations for the year was $45,190 due to increased workover costs on the recently acquired producing properties.
     Production and operating expenses did not materially change as a percentage form fiscal 1995 to 1996, except for the increased workover cost described above.
     "Total" General and Administrative expenses increased $11,546 from $53,284 in fiscal 1995 to $64,830 in fiscal 1996 mainly due to outside service expense of $9,161 for the year. Since fiscal 1985, the Company resolved to avoid those activities that required additional outside professional services and to limit operations to the management of existing properties and the acquisition of additional properties within the Company's ordinary course of business.
     Interest expense remained approximately the same as in fiscal
1995.
     Management anticipates higher crude oil and natural gas prices and therefore, and increase in oil and gas revenues in fiscal year 1997 to fiscal year 1996 will come from additional production and higher oil and gas prices.

















                                8



Financial Position

     During the Company's fiscal year 1995, net cash decreased by $26,989. Of this decrease, $50,612 is the result of operating activities, $75,616 is proceeds from the sale of properties, $2,436 was for the purchase of properties and $49,557 was principal payments on debt. The Company's emphasis regarding property additions continues to be toward acquiring existing production rather than from drilling new wells. No new drilling was done by the Company in fiscal 1995 and significant costs related to maintaining existing production. Short term notes payable decreased by $7,500 which was paid in cash. The Company has financed property acquisitions with debt and continue to repay such borrowing with the revenues from those properties.
     During the Company's fiscal year 1995, crude oil prices varied within a range of approximately $10.55 to $18.10 a barrel. Natural gas prices varied within a range of approximately $1.08 to $1.82. Revenue from such acquired properties must not only service debt, but continue to provide positive cash flow after retirement of that debt.

Result of Operations

     The Company's oil and gas revenues increased from $207,295 in fiscal 1994 to $293,777 in fiscal 1995. This increase resulted from the purchase of additional producing properties. Present production has the effect of increasing Wyoming Oil & Minerals reserves, however, due mainly to the loss of the Bradbury well and sale of another producing property, total oil and gas reserves decreased significantly for the fiscal year ended February 28, 1995. An independent engineering firm generated a partial reserves analysis during fiscal year 1995. Crude oil sales increased by approximately 1345 equivalent barrels, which was mainly due to the purchase of producing properties.
     During fiscal 1995, the amount reserved for the depletion of reserves and the depreciation of equipment was $10,467. Loss on operations for the year was $20,361 due to a loss of $16,519 on the sale of a producing property and increased workover costs on the newly acquired producing properties.
     Production and operating expenses did not materially change as a percentage form fiscal 1994 to 1995, except for the increased workover cost described above.
     "Total" General and Administrative expenses increased $15,792 from $37,492 in fiscal 1994 to $53,284 in fiscal 1995 mainly due to an increase in salary to the President of $18,000. Since fiscal 1985, the Company resolved to avoid those activities that required additional outside professional services and to limit operations to the management of existing properties and the acquisition of additional properties within the Company's ordinary course of business.
     Interest expense increased by $2,170 due to additional borrowing.

                                9
     Management anticipates higher crude oil and natural gas prices and therefore, and increase in oil and gas revenues in fiscal year 1996 to fiscal year 1995 will come from additional production and higher oil and gas prices.

Financial Position

     During the Company's fiscal year 1994, net cash increased by $20,337. Of this increase, $9,629 is the result of operating activities, $27,063 is proceeds from the sale of properties, $102,911 was for the purchase of properties, $13,444 was principal payments on debt and $100,000 was the proceeds of loans. The Company's emphasis regarding property additions continues to be toward acquiring existing production rather than from drilling new wells. No new drilling was done by the Company in fiscal 1994 and significant costs related to maintaining existing production.
Short term notes payable decreased by $5,500 which was paid in cash. The Company has financed property acquisitions with debt and continue to repay such borrowing with the revenues from those properties.
     During the Company's fiscal year 1994, crude oil prices varied within a range of approximately $10.62 to $18.75 a barrel. Natural gas prices varied within a range of approximately $1.11 to $1.96. Revenue from such acquired properties must not only service debt, but continue to provide positive cash flow after retirement of that debt.

Result of Operations

     The Company's oil and gas revenues increased from $117,297 in fiscal 1993 to $207,295 in fiscal 1994. This increase resulted from the purchase of additional producing properties. During 1994 the Company and other related and unrelated parties purchased the Waugh Dome Field (see Note #3) in Hot Springs County, Wyoming and the Thorson #1 well in Weston County, Wyoming. Present production has the effect of significantly increasing Wyoming Oil & Minerals reserves. An independent engineering firm generated a reserves analysis during fiscal year 1994. A replacement operator has assumed control of the Bradbury B #1 well in Uinta County, Wyoming, and other wells in the area (see Note #10). Information has been published that a gas production line for the field will be constructed to an existing gas plant in the area. Crude oil sales increased by approximately 8500 equivalent barrels, which was mainly due to the purchase of producing properties.
     During fiscal 1994, the amount reserved for the depletion of reserves and the depreciation of equipment was $39,286. Loss on operations for the year was $374,419 due to a loss of $356,973 on the sale of the Finn Shurley Field and increased workover costs on the newly acquired producing properties.
     Production and operating expenses did not materially change as a percentage form fiscal 1993 to 1994, except for the increased workover cost 1described above.

                               10
     "Total" General and Administrative expenses decreased $16,522 from $53,951 in fiscal 1993 to $37,492 in fiscal 1994. Since fiscal 1985, the Company resolved to avoid those activities that required additional outside professional services and to limit operations to the management of existing properties and the acquisition of additional properties within the Company's ordinary course of business.

     Interest expense increased by $906 due to additional borrowing.

     Management anticipates higher crude oil and natural gas prices and therefore, and increase in oil and gas revenues in fiscal year 1995 to fiscal year 1994 will come from additional production and higher oil and gas prices.

Item 8.   Financial Statements and Supplementary Data.

     For the financial statements and supplementary data required by Item 8, see Financial Statements, Unaudited Supplemental
Financial Information and Schedules.

Item 9.   Disagreements on Accounting and Financial Disclosure.

     Not applicable

                            PART III

Item 10.  Directors and Executive Officers
          of the Registrant.

     The following are the present directors and executive officers of the Company and the director-nominees for the coming year.
     Jack C. Bradley Jr., age 54, has been president and a director of the Company since February 23, 1973. Bradley also is the president, a director, and the majority shareholder of Manx Oil Corporation, Casper, Wyoming since 1969; vice-president, director and shareholder on Manewal-Bradley Oil Company, Newcastle, Wyoming since 1962; and, secretary, director and shareholder of Econoservice, Inc., Casper, Wyoming since 1986 -- all of which are engaged in the oil and gas exploration or production business.
     Since 1970, he has been owner of Zephyr Exploration which is a sole proprietorship engaged in the oil and gas exploration and production business and real estate investments.
     Jess A. Tolerton, age 72, has been secretary, treasurer and director since February 12, 1974. Tolerton was a practicing attorney in Cheyenne, Wyoming from 1966 to 1968 and from January 1974 to December 31, 1990. He is now retired from practice.
     There is no family relationship between any of the officers and directors of the Company. The term of the officers expire at the annual directors meeting.


                               11
Item 11.  Executive Compensation

     No director or officer of the Company received enumeration which exceeded $60,000 in the past fiscal year.

     The Company has never granted any options to any of its officers or directors to purchase any of the Company's securities. The Company has adopted a key employee stock option plan designed to qualify under Section 422 of the Internal Revenue Code of 1954, as amended; however, no options have been granted pursuant to the plan. At the present time, no officer or director holds any options granted by the Company to purchase any on the Company's securities.

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management.

                           Amount and Nature
                            of Beneficial              Percent of
Name and Address              Ownership                  Class

The Hawks Company            1,260,000 (1)                7.5%
P.O. Box 2493
Casper, WY  82601

(1) Owned of record

     The following are shares owned by management:

                           Amount and Nature
                            of Beneficial              Percent of
Director                      Ownership                  Class

Jack C. Bradley, Jr.         2,135,500 (1)               12.7%
P.O. Box 3560
Casper, WY  82602

Jess A. Tolerton               650,000                    3.9%

All directors and
officers as a group          2,785,500                   16.6%

(1) Of this total 2,085,500 shares are owned by record by Jack C.
Bradley, Jr., and 50,000 are owned by Manx Oil Corporation of which Bradley is the president, a director, and owner of a majority of its outstanding common shares.

Item 13.  Certain Relationships and Related Transactions.

     Not applicable.



                               12

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a)  See attached Financial Statements,
     Unaudited Supplemental Financial Information and Schedules.
(b) No reports of Form 8-K were filed in the fourth quarter of the fiscal year ended February 29, 1996.

(c)  Exhibits required by Item 601 of Regulation SK:   None








































                               13




                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   WYOMING OIL & MINERALS, INC.
                                   A Wyoming Corporation

                                   By:   /s/ Jack C. Bradley, Jr.

                                   Jack C. Bradley, Jr., President
                                   and Principal Financial Officer



DATED:  May 8, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


                                       /s/ Jack C. Bradley, Jr.

                                      Jack C. Bradley, Jr.,
                                      Director and President



DATED:  May 8, 1996




                                      /s/ Jess A. Tolerton

                                       Jess A. Tolerton
                                       Director and Secretary



DATED:  May 8, 1996




                       INDEPENDENT AUDITORS' REPORT


Board of Directors
Wyoming Oil and Minerals, Inc.
Casper, Wyoming

I have audited the accompanying balance sheets of Wyoming Oil and Minerals, Inc., as of February 29, 1996 and February 28, 1995 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended February 29, 1996, February 28, 1995 and February 28, 1994. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wyoming Oil and Minerals, Inc. as of February 29, 1996 and February 28, 1995, and the results of its operations and changes in its stockholders' equity and its cash flow for the years ended February 29, 1996, February 28, 1995 and February 28, 1994, in conformity with generally accepted accounting principles.

In the course of my audit of the financial statements, I also examined Schedules I, IV, V, VI and X for the years ended February 29, 1996, February 28, 1995 and February 28, 1994. In my opinion, such schedules present fairly the financial data required to be set forth therein.



                                   MAURICE M. MORTON
                                   Certified Public Accountant




Casper, Wyoming
May 8, 1996



                    WYOMING OIL AND MINERALS, INC.

                              Balance Sheets

                                  ASSETS


                                   February 29,  February 28,
                                       1996          1995

Current assets:
 Cash                                 $ 7,717      $ 60,987
 Accounts receivable                   43,316        46,194
 Marketable equity securities -
 (Note 3)                               5,850         5,850
 Inventory of oilfield equipment and
 oil in tanks - at lower of cost (specific identification)
 or market                             50,005        17,662


      Total current assets            106,888       130,693

Property and equipment, at cost under the
 successful efforts method of accounting
 (Note 4):
      Proved oil and gas properties
  (Notes 4, 5, & 6)                   298,142       283,042
      Unproved oil and gas properties   4,842         4,842
      Pipeline and drilling equipment     570           570
      Office furniture and equipment    3,509         3,509
                                      307,063       291,963

Less accumulated depletion and
depreciation                         (157,206)     (138,705)
                                      149,857       153,258


Other assets                               61            61

Total                                $256,806      $284,012






(Continued)


              See accompanying notes to financial statements.
                                    F-2



                       WYOMING OIL AND MINERALS, INC.

                              Balance Sheets

(Continued)


                                   February 29,  February 28,
                                       1996          1995

Current liabilities:
     Notes payable (Note 5):
      Related parties                 $12,000      $ 17,000
     Accounts payable (Note 11)        72,123        44,499
     Accrued expenses                   1,805            -


          Total current liabilities    85,928        61,499

Long-term debt-related parties (Note 6)50,000        50,000


Stockholders' equity (Note 7):
     Common stock, $.01 par value:
      Authorized - 25,000,000 shares
      Issued - 16,750,000
       shares in 1996 and 1995        167,500       167,500
     Additional paid-in capital     1,021,025     1,021,025
     Accumulated deficit           (1,067,647)   (1,016,012)


                                      120,878       172,513

Totals                               $256,806      $284,012













              See accompanying notes to financial statements.
                                    F-3





                      WYOMING OIL AND MINERALS, INC.

                         Statements of Operations



                           February 29, February 28, February 28,
                                1996       1995         1994


Operating revenues:
Oil and gas sales
(Notes 5, 6 & 10)             $266,227    $293,777     $207,295
Gain (loss) on sale of oil and
 gas properties and equipment     -        (16,519)    (356,973)
     Other operating income     24,962      32,160       25,852

     Total operating revenues  291,189     309,418     (123,826)

Operating expenses:
General and administrative      64,830      53,284       37,429
Depreciation and depletion      18,501      10,467       39,286
Oil and gas production costs   251,419     250,316      165,650
Abandoned properties              -         15,006        6,834
     Lease rentals               1,629         706        1,394

     Total operating expenses  336,379     329,779      250,593

     Operating income (loss)   (45,190)    (20,361)    (374,419)

Other income (expense):
Loss on sale of other securities  -           --        (17,500)
     Interest income               523         239          290
     Interest expense           (6,968)     (7,025)      (4,855)


     Other income (expense), net(6,445)     (6,786)     (22,065)









(Continued)


              See accompanying notes to financial statements.
                                    F-4



                       WYOMING OIL AND MINERALS, INC.

                         Statements of Operations
                                (Continued)



                           February 29, February 28, February 28,
                               1996         1995         1994

Earnings (loss) before
 income taxes:              $(51,635)    $(27,147)    $(396,484)
  Current taxes                  -            -            -


Net earnings (loss)         $(51,635)    $(27,147)   $ (396,484)

Weighted average number of shares
     outstanding          16,750,000   16,750,000    16,750,000

Net earnings (loss ) per
 common share:
   Primary and fully diluted:

     Net earnings (loss)  $     *      $    *        $   (.02)





*Less than $.01 per share














              See accompanying notes to financial statements.

                                    F-5






                          WYOMING OIL AND MINERALS, INC.

                       Statements of Stockholders' Equity

                                    Common Stock
                                   $.01 Par Value         Paid-in
                                 Shares        Amount     Capital

Balance at February 28, 1993   $16,750,000    $167,500   $1,020,525
 Sale of Treasury Stock             -             -             500
 Net Loss                           -             -            -

Balance at February 28, 1994    16,750,000     167,500    1,021,025
 Net Loss                           -             -            -

Balance at February 28, 1995    16,750,000     167,500    1,021,025
 Net Loss                           -             -            -

Balance at February 29, 1996   $16,750,000    $167,500   $1,021,025


                             Additional
                             Accumulated  Treasury  Stock
                               Deficit     Shares   Amount  Total

Balance at February 28, 1993$  (592,381)  $100,000 $(500) $595,144
 Sale of Treasury Stock            -      (100,000)  500     1,000
 Net Loss                      (396,484)      -       -   (396,484)

Balance at February 28, 1994   (988,865)      -       -    199,660
 Net Loss                      ( 27,147)      -       -   ( 27,147)

Balance at February 28, 1995 (1,016,012)      -       -    172,513
 Net Loss                      ( 51,635)      -       -   ( 51,635)

Balance at Febryary 29, 1996$(1,067,647)      -       -   $120,878













                 See accompanying notes to financial statements

                                      F-6


                      WYOMING OIL AND MINERALS, INC.
                         Statements of Cash Flows


                             February 29, February 28, February 28,
                                 1996         1995        1994

Cash flows from operating activities:
  Cash received from customers  $294,067    $314,001    $224,261
  Cash paid to suppliers
   and employees                (322,597)   (357,714)   (210,725)
  Interest income                    523         239         290
  Interest expense                (5,163)     (7,138)     (4,197)

Net cash provided by (used in)
operating activities             (33,170)    (50,612)      9,629

Cash flows from investing activities:
Purchase of oil and gas properties
and equipment                    (15,100)     (2,436)    (102,911)
  Proceeds from sale of oil and gas
  properties and equipment           -        75,616       27,063

Net cash provided by (used in)
 investing activities            (15,100)     73,180      (75,848)

Cash flows from financing activities:
  Proceeds from loan                 -           -        100,000
  Principal payments              (5,000)    (49,557)     (13,444)

  Net cash provided by (used in)
  financing activities            (5,000)    (49,557)      86,556

Net increase (decrease)
 in cash and cash equivalents    (53,270)    (26,989)      20,337

Cash and cash equivalents at
 beginning of year                60,987      87,976       67,639

Cash and cash equivalents at
 end of year                      $7,717     $60,987      $87,976




(Continued)





              See accompanying notes to financial statements.

                                    F-7
                     WYOMING OIL AND MINERALS, INC.
                         Statements of Cash Flows
                                (Continued)


                             February 29, February 28, February 28,
                                 1996         1995        1994


Reconciliation of net income to net cash provided by operating activities

Net earnings (loss)            $(51,635)    $(27,147)   $(396,484)

Adjustments to reconcile net income to cash provided
by operating activities:
   Depreciation and depletion    18,501       10,467       39,286
   Issuance of treasury stock for
   interest expense                -             -          1,000
   (Increase) decrease in
   accounts receivable            2,878      (13,678)     (13,434)
   (Increase) decrease in
   inventory                    (32,343)       1,742        4,548
   Increase (decrease) in
   accounts payable              27,624      (53,408)      (6,252)
   Increase (decrease) in
   accrued expenses               1,805         (113)        (342)
   Abandoned properties             -         15,006        6,834
   Loss on sale of other securities -            -         17,500
   Gain (loss) on sale of oil
   and gas propertiesand equipment  -         16,519      356,973

Net cash provided by
 operating activities          $(33,170)    $(50,612)      $9,629



Supplemental schedule of non cash investing and financing activities

Treasury stock of $1,000 was issued in payment of interest expense during the year ended February 28, 1994.









              See accompanying notes to financial statements.

                                    F-8
                     WYOMING OIL AND MINERALS, INC.
                     Notes to Financial Statements
     February 29, 1996 and February 28, 1995 and February 28, 1994

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     General

     Wyoming Oil and Minerals, Inc. engages principally in the exploration, development and production of oil and gas which is mainly in Wyoming.

USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACCOUNTS RECEIVABLE
     The Company uses the direct write off method for bad debts which expenses uncollectible accounts in the year they become uncollectible. Any difference between this method and the allowance method is not material.

MARKETABLE EQUITY SECURITIES
     Marketable equity securities are classified as available-for-sale securities and are carried at fair value at the balance sheet date.
     When securities are sold, the cost is based on the first-in, first-out method.

OIL AND GAS PROPERTIES
     The Company follows the successful efforts method of accounting for oil and gas exploration and development activities. Under this method of accounting, lease acquisition costs, intangible drilling costs and other costs associated with exploration efforts, which result in the discovery of proved reserves, are capitalized. Costs of well equipment, development drilling, support facilities, major betterment and renewals and other development costs are also capitalized. Capitalized acquisition costs of proved properties are amortized using the unit-of-production method on the basis of total estimated units of proved oil and gas reserves. Other capitalized costs are amortized using the unit-of-production method on the basis of total estimated units of proved developed reserves. The amortized amounts recharged to depreciation and depletion expense. The recoverability of costs capitalized both for proved and unproved properties is reviewed periodically. Any impairment discovered is charged to expense.


                              F-9
     Costs of drilling exploratory wells which do not result in the discovery of proved reserves are charged to expense. Production costs, geological and geophysical costs, and maintenance and repairs are charged to expense when incurred.


                  WYOMING OIL AND MINERALS, INC.

                  Notes to Financial Statements
  February 29, 1996 and February 28, 1995 and February 28, 1994


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

OTHER PROPERTY AND EQUIPMENT
     The Company's pipeline and drilling equipment and office furniture and equipment are depreciated utilizing the straight-line method to apportion costs over an estimated useful life of five years.

INCOME TAXES
     Investment tax credits are recorded in the year in which they are utilized to reduce income taxes.

EARNINGS (LOSS) PER COMMON SHARE
     Earnings or loss per common share is based on the weighted average number of shares of the Company's $.01 par value common stock outstanding during the year. Outstanding warrants have been excluded because the exercise price is substantially higher than the trading price of the Company's stock.

STATEMENT OF CASH FLOWS
     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

RECLASSIFICATIONS
     Certain reclassifications have been made to financial statements of prior years to be comparative with the current year presentation.

OFF-BALANCE-SHEET RISK
     Sale of oil and gas are made to domestic petroleum purchasing and refining companies with payment normally received within thirty to sixty days of sale. Billings to joint interest holders are normally received within thirty to sixty days of billing.







                              F-10
                  WYOMING OIL AND MINERALS, INC.
                  Notes to Financial Statements
   February 29, 1996, February 28, 1995 and February 28, 1994

2.   FOURTH QUARTER ADJUSTMENTS
     During the fourth quarter of the year ended February 29, 1996, the Company recorded an increase of $32,893 in the amount of oil inventory stored in tanks. Oil and gas income also increased $32,893.
     During the fourth quarter of the year ended February 29, 1996, the Company wrote off a proved undeveloped lease. Cost was decreased $86,441, accounts payable was decreased $71,435 and a loss was recorded of $15,006. See Note 11.

3.   MARKETABLE EQUITY SECURITIES
     Marketable equity securities are summarized below:
                                       February 29, February 28,
                                           1996         1995

     Available-for-sale securities,
           at cost                         $ 73,411    $73,411
          Less: Valuation allowance          67,561     67,561

          Fair Value                       $  5,850    $ 5,850

     The Company held a $17,500 investment in a private company which was carried at cost. Since the investment was not readily marketable, it was classified as noncurrent in the accompanying balance sheet. The investment was written off in fiscal year 1994.
     There were no significant unrealized gains or losses.

4.   OIL AND GAS PROPERTIES
     Effective May 1, 1995, the Company purchased 20% of seven producing leases in Converse and Campbell Counties, Wyoming from a related party for $15,100.
     During fiscal year 1995, the Company sold its interest in producing wells in Campbell County, Wyoming to an independent party for $4,181 and recognized a loss of $16,519.

     See Note 2, also.

     During fiscal 1994, the Company sold its interest in producing wells in Weston County, Wyoming to an independent party for $27,062 and recognized a loss of $356,973.
     Effective November 1, 1993, the Company purchased 58% to 100% working interests in producing leases in Weston County, Wyoming from an independent party for $50,000.
     Effective March 1, 1993, the Company purchased 40% of two producing leases in Hot Springs County, Wyoming from an independent party for $50,000.
                              F-11



                  WYOMING OIL AND MINERALS, INC.

                  Notes to Financial Statements
   February 29, 1996, February 28, 1995 and February 28, 1994

5.   NOTES PAYABLE

     The Company had outstanding notes payable as follows:

     Other                                         1996     1995

     Note to individual (related party), due on
      demand, interest at 1% over the prime rate,
      (9.25% at February 29, 1996) unsecured.   $   500  $  4,000

     Note to individual (related party) due on
      demand, interest at 1% over the prime rate
      (9.25% at February 29, 1996)
       secured by a producing well.              11,500    13,000

                                                $12,000  $ 17,000
     Other information regarding short-term notes payable is as follows:

                                    1996       1995       1994

     Average aggregate
     short-term borrowings        $14,500    $20,750    $27,250
     Maximum aggregate short-term borrowings
       at any month-end           $17,000     $24,500   $30,000
     Weighted average interest rate   9.0%      8.0%       7.0%

     The weighted average interest rate was computed by dividing interest expense by the weighted average of such borrowings outstanding.

6.   LONG-TERM DEBT
     The Company had long-term debt as follows:

                                           1996          1995

     Notes payable to two individuals (related parties),
     due December 1, 1996, interest at 1% over the prime rate
       (10.25% at February 29, 1996),
        unsecured                         $50,000       $50,000

     Long-term debt maturities are as follows:

          Year Ended February 28,       Amount

               1998                     50,000


                                 F-12
                 WYOMING OIL AND MINERALS, INC.
                  Notes to Financial Statements
   February 29, 1996, February 28, 1995 and February 28, 1994

7.   STOCKHOLDERS' EQUITY
     The Company has adopted a key-employee stock option plan. The plan provides for a maximum of 1,000,000 shares of the Company's common stock available to be optioned. The fair market value of the shares, as determined by the Board of Directors at the time the option is granted, will be the exercise price. The options will expire on the earlier of five years after being granted or two months after termination of employment. Since the adoption of the plan, no options have been granted.
     No dividends have ever been declared or paid.

     During the year ended February 28, 1994 the Company sold
100,000 shares of treasury stock for $1,000.

8.   INCOME TAXES
     At the year ended February 28, 1995 the Company adopted SFAS No. 109, "Accounting for Income Taxes" which applies an asset and liability approach requiring the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recorded in the financial statements and tax returns. If it is more likely than not that all or a portion of a deferred tax asset will not be realized, a valuation allowance must be recognized. Compliance with the Statement did not require restatement of the financial statements.
     Net income and losses differ from taxable income (loss) because certain revenues and expenses are reported in the financial statements in periods which differ for those in which they are subject to taxation. The principal timing differences are intangible drilling costs, which are deducted as incurred for tax purposes, but capitalized and depleted for proven properties for financial statement purposes; and unrealized losses on marketable securities, which are recognized for financial statement purposes currently, but not until realized for tax purposes. Deferred income taxes are not recognized on the timing differences as it is not likely that all net operating loss carryforwards will be used.

                                                February 28,

                                      1996       1995        1994
     Pretax income per books       $(51,635)  $(27,147)  $(396,484)
     Timing differences:
       Depletion on intangible
        drilling costs                2,000      3,000      19,000
       Excess of capital losses over
        capital gains                   -          -        17,500
       Basis difference on sale of oil and
      gas properties                    -       18,402     244,560

     Taxable income (loss)         $(49,635)   $(5,745)  $(115,424)
                                 F-13
     As discussed above, the Company adopted SFAS No. 109 as of February 28, 1994. Deferred tax (assets) liabilities are comprised of the following at February 28, computed using a tax rate of 15%:

                    WYOMING OIL AND MINERALS, INC.

                  Notes to Financial Statements
   February 29, 1996, February 28, 1995 and February 28, 1994


8.   INCOME TAXES (Continued)

Tax effects of temporary differences for:      1996      1995

    Accounting for oil and gas properties   $   606     $   905
    Accounting for securities held for sale  (6,428)     (6,428)
                                             (5,822)     (5,523)
          Tax loss carryforwards           (107,216)   (107,606)
                                           (113,038)   (113,129)
          Valuation allowance               113,038     113,129
          Net deferred tax                 $   -       $   -

     At February 29, 1996, the Company had net operating loss carryforwards available of $ 714,772 and unused investment credit carryforwards available of $ 19,018. Such carryforwards expire as follows:

                                     Net
                                  Operating       Investment
                Expiration          Loss            Credits

                   1997           106,495            9,828
                   1998           217,687            4,968
                   1999             8,275              498
                   2000            61,322            3,724
                   2001            20,035               -
                   2002           127,905               -
                   2003           115,412               -
                   2004             8,006               -
                   2005            49,635               -
                                 $714,772          $19,018*

     * subject to limitations

     The Company also has long-term capital loss carryover of $94,940.







                              F-14
                   WYOMING OIL AND MINERALS, INC.

                  Notes to Financial Statements
   February 29, 1996, February 28, 1995 and February 28, 1994

9.   RELATED PARTY TRANSACTIONS
     The Company is related to the following companies by common ownership and/or management:

          Manx Oil Corporation
          Manewal-Bradley Oil Company, Inc.
          Zephyr Exploration
          Econoservice, Inc.

     Lease operating expenses paid to Manx Oil Company was $162,617, to Manewal-Bradley Oil Company, Inc. was $4,405 and to Econoservice, Inc. was $7,870 for the year ended February 29, 1996. Amounts received from Manx Oil Corporation was $1,914 for lease operating expenses. Oil and gas revenue received from Manx Oil Corporation was $170,975 and oil and gas revenue paid was $1,792. The Company owed Manx Oil Corporation $49,088 at February 29, 1996, $14,818 at February 28, 1995 and $10,710 at February 28, 1994.
Manx Oil Corporation owed the Company $16,045 at February 29, 1996.

     No expense, paid or accrued, has been reflected in the accompanying financial statements for services of the Company's President in 1992, since any such amounts have been waived since 1979. The President began drawing a salary in 1993. See Notes 5 and 6 for a summary of notes payable to related parties and Note 4 for producing leases purchased from a related party.

10.  MAJOR PURCHASERS
     The following customers each contributed 10% or more of the revenues derived from oil and gas sales as follows:

                        February 28,   February 28, February 28,
                            1996           1995         1994

      Eighty-Eight Oil    $132,678       $165,570     $64,939
      Texaco              $33,707        $27,131      $32,943
      JN Petroleum        $59,620        $54,744      $51,483

11.  LIABILITY FOR DRILLING AND COMPLETION COSTS
     On March 24, 1995, the owner of the lease and well known as the J.A. Bradbury No. 1 notified the Company and others that they rejected the claim that the Company and others had any valid interest in the lease or the well because the person from whom the Company purchased the interest did not have legal ownership. The Company did not contest the issue and the property and related accounts payable has been written off. See Note 2, also.



                              F-15
                  WYOMING OIL AND MINERALS, INC.

                  Notes to Financial Statements
   February 29, 1996, February 28, 1995 and February 28, 1994

12.  SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited)

     CAPITALIZED COSTS
     Capitalized costs relating to the Company's oil and gas
producing activities as of February 29, 1996, February 28, 1995 and February 28, 1994 are as follows:
                                  1996        1995      1994

     Proved properties           $298,142  $283,042  $407,153
     Unproved properties            4,842     4,842     4,842

                                 $302,984  $287,884  $411,995

     Support equipment           $    570  $    570  $    570

Accumulated depreciation
    and depletion                $153,697  $135,196   $144,135


     COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,
     EXPLORATION, AND DEVELOPMENT ACTIVITIES
     Costs incurred in oil and gas property acquisition,
exploration and development activities, including capital
expenditures, are summarized as follows for the years ended
February 29, 1996, February 28, 1995 and February 28, 1994 (all in the United States):
                                     1996        1995      1994

          Property acquisition costs:
             Proved properties      $15,100     $2,436    $102,050
             Unproved properties    $   -       $   -     $   -
             Exploration costs      $ 1,629     $  706    $  1,394
             Development costs      $   -       $   -     $   -

     RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES
     The results of operations for oil and gas producing activities, excluding capital expenditures and corporate overhead and interest costs, are as follows for the years ended February 29, 1996, February 28, 1995 and February 28, 1994 (all in the United States):
                                     1996        1995      1994

        Revenues                   $266,227  $293,777  $207,295
        Production costs            251,419   250,316   165,650
        Exploration costs             1,629       706     1,394
        Depreciation and depletion   18,501    10,467    39,286

                                   $  5,322   $32,288    $  965
                                  F-16
                 WYOMING OIL AND MINERALS, INC.

                  Notes to Financial Statements
   February 29, 1996, February 28, 1995 and February 28, 1994

12.  SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited) (Continued)

     OIL AND GAS RESERVE QUANTITIES
     The estimates of proved reserves and related valuations were determined both by management and by independent petroleum engineers. Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development and other factors.
     Proved reserves are reserves judged to be economically producible in future years from known reservoirs under existing economic and operating conditions; i.e., prices and costs as of the date the estimate is made and assuming continuation of current regulatory practice using conventional production methods and equipment. Proved developed reserves are those expected to be recovered through existing wells with existing equipment and operating methods.
     Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended February 29, 1996 and February 28, 1995 and February 28, 1994:
                        1996           1995            1994
                    Oil      Gas    Oil     Gas    Oil      Gas
                  (bbls.)   (mcf) (bbls.)  (mcf) (bbls.)   (mcf)
Proved reserves:
 Beginning of year 69,093  99,916 128,216 489,108 60,069 689,234
 Improved Recovery -
   Water Flood     94,278     -      -       -      -       -
 Revisions of previous
   estimates          826  (9,474)(36,867)     89 (1,479)(29,962)
 Purchase of minerals
   in place        12,338     -      -       -   119,396    -
 Production       (13,157) (3,558)(15,970)(5,081)(13,372)(12,599)
 Sales of minerals
   in place          -        -  (6,286)(384,200)(36,398)(157,565)

 End of year      163,378   86,884  69,093 99,916 128,216 498,108

Proved developed reserves:
 Beginning of year69,093  99,916 124,116 224,108 55,969 424,234
 End of year     163,378  86,884  69,093  99,916124,116 224,108

     Included in proved reserves and proved developed reserves at February 28, 1994 are 5,800 bbls. and 371,000 mcf whose production was dependent on construction of a pipeline and increased capacity at a sweetening plant, and other matters as more fully described in
Note 11.

                              F-17
     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND
     CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves.
The Company has followed those guidelines which are briefly discussed below.

                   WYOMING OIL AND MINERALS, INC.

                     Notes to Financial Statements
      February 29, 1996, February 28, 1995 and February 28, 1994

12.  SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED) (CONTINUED)

     Oil and Gas Reserve Quantities (Continued)
   Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using year-end statutory income tax rates, including consideration for previously legislated future statutory depletion rates and investment tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
   The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves or their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.
   Presented below are the standardized measure of discounted future net cash flows and changes therein relating to proved reserves as of and for the years ended February 29, 1996 and February 28, 1995 and February 28, 1994.

                         1996             1995            1994
  Future cash inflows $2,922,401      $1,240,670      $2,332,055
  Future production and
   development costs  (1,398,293)       (642,010)       (855,900)
  Future income
   tax expenses         (196,596)           -            (51,327)
 Future net cash flows 1,327,512         598,660       1,424,828

  10% annual discount for estimated
   timing of cash flows (517,858)       (179,506)       (802,052)
  Standard measure of discounted
   future net cash flows$809,654        $419,154        $622,776



                                 F-18
                     WYOMING OIL AND MINERALS, INC.

                     Notes to Financial Statements
      February 29, 1996, February 28, 1995 and February 28, 1994



12. SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED) (CONTINUED)


   OIL AND GAS RESERVE QUANTITIES (CONTINUED)
   The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                           February 29,  February 28, February 28,
                               1996          1995         1994

Sales and transfers of oil and gas produced,
 net of production costs    $(14,808)      $(43,461)    $(41,645)
Net changes in prices
 and production costs        (13,554)       469,084     (216,901)
Improved Recovery
 - Water Flood               515,701            -           -
Revisions of previous
 quantities estimates         (4,119)      (175,213)     (17,778)
Net change in purchases and sales of
 minerals in place               -         (600,886)     464,665
Accretion of discount          41,915        62,278       34,566
Net changes in income taxes  (196,596)       51,327      (29,512)
   Other                       61,961        33,249       83,718

   Net increase (decrease)    390,500      (203,622)     277,113

   Estimated standardized measures:
     Beginning of year        419,154       622,776      345,663

     End of year             $809,654      $419,154     $622,776










                                 F-19






                      WYOMING OIL AND MINERALS, INC.
          Schedule l - Marketable Securities - Other Investments

      COLUMN A                     COLUMN B             COLUMN C
  Name of lessor and             Number of shares
  title of each issue            or units each       Cost of value
  -principal amounts             issue at balance  of each balance
  of bonds and notes             sheet date           sheet date

February 29, 1996
 Marketable equity securities:
Double Eable Petrolem and Mining Co    1,800           $ 55,609
  Aspen Exploraiton                   22,000              7,297
  Nova Resources                       1,202              6,255
                                     $69,161           $  5,850
February 28, 1995
 Marketable equity securities:
Double Eagle Petroleum and Mining Co   1,800           $ 55,609
  Aspen Exploration                   22,000              7,297
  Nova Resources                       1,202              6,255
                                     $69,161           $  5,850
February 28, 1994
 Marketable equity securities:
Double Eagle Petroleum and Mining Co   1,800           $ 55,609
  Aspen Exploration                   22,000              7,297
  Nova Resources                       1,202              6,255
                                     $69,161           $  5,850

                                   COLUMN D             COLUMN E
                            Amount at which each
                             Market each other      Portfolio of
                             security issues       equity security
                             carried in in the     issues and
                             balance sheet
February 29,1996
 Marketable equity securities:
Double Eagle Petroleum and Mining Co $ 1,575           $  1,575
   Aspen Exploraiton                   4,125              4,125
   Nova Resources                        150                150
                                     $ 5,850
February 28, 1995
 Marketable equity securities:
Double Eagle Petroleum and Mining Co $ 1,575           $  1,575
  Aspen Exploration                    4,125              4,125
  Nova Resources                         150                150
                                     $ 5,850
February 28, 1994
 Marketable equity securities:
Double Eagle Petroleum and Mining Co $ 1,575           $  1,575
  Aspen Exploraiton                    4,125              4,125
  Nova Resources                         150                150
                                     $ 5,850

                                      F-20
                         WYOMING OIL AND MINERALS, INC.
 Schedule IV - Indebtedness of and to Related Parties - Not Current

 COLUMN A        COLUMN B   COLUMN C   COLUMN D    COLUMN E
  Name of       Balance at   -Indebtedness of-    Balance at
  Person        Beginning   Additions  Deductions    End

Year Ended
January 28, 1996:

Lola Martin

Linda Allen

Year Ended
January 28, 1995:

Lola Martin

Linda Allen

                 COLUMN F   COLUMN G   COLUMN H    COLUMN E
                Balance at   -Indebtedness to-    Balance at
                Beginning   Additions  Deductions     End

Year Ended
January 28, 1996:

Lola Martin      $ 25,000     $   -      $   -      $ 25,000

Linda Allen        25,000         -          -        25,000

                 $ 50,000         -          -      $ 50,000

Year Ended
January 28, 1995

Lola Martin      $ 25,000         -          -      $ 25,000

Linda Allen        25,000         -          -        25,000

                 $ 50,000         -          -      $ 50,000





NOTE - Amounts loaned were for operating capital.





                              F-21
                      WYOMING OIL & MINERALS, INC.
              Schedule V - Property, Plant and Equipment

                                 Balance at
                                 beginning  Additions  Retirements
Classification                    period     at cost
Year ended February 29, 1996:
 Producing oil & gas leases    $  283,042    $ 15,100   $    -
 Oilfiled equipment                  -            -          -
 Drilling equipment                   570         -          -
 Office furniture & fixtures        3,509         -          -
Nonproducing mineral interests      4,842         -          -
                               $  291,963    $ 15,100   $    -
Year ended February 28, 1995:
 Producing oil & gas leases    $  407,153    $  2,436   $126,547
 Oilfield equipment                  -            -          -
 Drilling equipment                   570         -          -
 Office furniture & fixtures        3,509         -          -
Nonproducing mineral interests      4,842         -          -
                               $  416,074    $  2,436   $126,547
Year ended February 28, 1994:
 Producing oil & gas leases    $1,082,792    $102,911   $778,550
 Oilfield equipment                  -            -          -
 Drilling equipment                   570         -          -
 Office furniture & fixtures        3,509         -          -
Nonproducing mineral interests     11,676         -          -
                               $1,098,547    $102,911   $785,384

                               Other changes     Balance at
                                add (deduct)   end of period
                                  describe
Year ended February 29, 1996:
 Producing oil & gas leases     $    -           $298,142
 Oilfield equipment                  -               -
 Drilling equipment                  -                570
 Office furniture & fixtures         -              3,509
Nonproducing mineral interests       -              4,842
                                $    -           $307,063
Year ended February 28, 1995:
 Producing oil & gas leases     $    -           $283,042
 Oilfield equipment                  -               -
 Drilling equipment                  -                570
 Office furniture & fixtures         -              3,509
Nonproducing mineral interests       -              4,842
                                $    -           $291,963
Year ended February 28, 1994:
 Producing oil & gas leases     $    -           $407,153
 Oilfield equipment                  -               -
 Drilling equipment                  -                570
 Office furniture & fixtures         -              3,509
Nonproducing mineral interests       -              4,842
                                $    -           $416,074

                                        F-22
                   WYOMING OIL AND MINERALS, INC.
 Schedule VI - Accumulated Depreciation, Depletion and Amortization
                  of Property, Plant and Equipment

                               Balance at
                               beginning   Additions
Classification                  period      at cost   Retirements
Year ended February 29, 1996:
 Producing oil and gas leases   $134,626    $18,501    $    -
 Oilfield equipment                 -          -            -
 Drilling equipment                  570       -            -
 Office furniture and fixtures     3,509       -            -
                                $138,705    $18,501    $    -
Year ended February 28, 1995:
 Producing oil and gas leases   $143,565    $10,467    $ 19,406
 Oilfield equipment                 -          -            -
 Drilling equipment                  570       -            -
 Office furniture and fixtures     3,509       -            -
                                $147,644    $10,467    $ 19,406
Year ended February 28, 1994:
 Producing oil and gas leases   $498,794    $39,286    $394,515
 Oilfield equipment                 -          -            -
 Drilling equipment                  570       -            -
 Office furniture and fixtures     3,509       -            -
                                $502,873    $39,286    $394,515

                                Other changes
                                add (deduct)     Balance at
                                  describe      end of period
Year ended February 29, 1996:
 Producing oil and gas leases   $    -            $153,127
 Oilfield equipment                  -                -
 Drilling equipment                  -                 570
 Office furniture and fixtures       -               3,509
                                $    -            $157,206
Year ended February 28, 1995:
 Producing oil and gas leases   $    -            $134,626
 Oilfield equipment                  -                -
 Drilling equipment                  -                 570
 Office furniture and fixtures       -               3,509
                                $    -            $138,705
Year ended February 28, 1994:
 Producing oil and gas leases   $    -            $143,565
 Oilfield equipment                  -                -
 Drilling equipment                  -                 570
 Office furniture and fixtures       -               3,509
                                $    -            $147,644
DEPRECIATION:
         Producing oil and gas leases-units of production method Oilfield equipment-straight-line method
         Drilling equipment-straight-line method
         Office furniture and fixtures-straight-line-method

                                 F-23
                      WYOMING OIL AND MINERALS, INC.
        Schedule X - Supplementary Income Statement Information



     Column A                          Column B

                                      Charged to
                                       Costs and
       Item                            Expenses


Year ended February 29, 1996:

     Production taxes                   $22,513

Year ended February 29, 1995:

     Production taxes                   $28,224


Year ended February 28, 1994:

     Production taxes                   $22,034





























                                 F-24