Form 10-Q
period 1996-05-31
WYOMING OIL & MINERALS INC
filed 1996-07-11
CIK 108729

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



 For Quarter Ended May 31, 1996                        Commission File #0-7919

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

 As of May 31, 1996, there were 16,750,000 shares of $0.01 par value common stock issued and outstanding.






















                  WYOMING OIL AND MINERALS, INC.

                        TABLE OF CONTENTS

                           May 31, 1996


 PART I - FINANCIAL STATEMENTS

           Unaudited Balance Sheets
         May 31, 1996 and February 29, 1996                       1

           Unaudited Condensed Statements of Operations
         Three Months Ended May 31, 1996 and 1995                 2


           Unaudited Condensed Statements of Changes
             in Financial Position
         Three Months Ended May 31, 1996 and 1995                 3

           Unaudited Notes to Financial Statements                4

           Management's Discussion and Analysis of
             the Unaudited Condensed Statements of
             Operations                                           5


 PART II - OTHER INFORMATION                                      6





































                  WYOMING OIL AND MINERALS, INC.
                     UNAUDITED BALANCE SHEETS


      ASSETS                                               May 31,    Feb 29,
                                                            1996       1996
 Current assets:                                         ---------- ----------
    Cash                                                     $3,829     $7,717
    Accounts receivable                                      45,019     43,316
    Marketable equity securities,
      at market value (Note 4)                                5,850      5,850
    Inventory                                                50,005     50,005
                                                         ---------- ----------
           Total current assets:                            104,703    106,888
                                                         ---------- ----------
 Property and equipment, at cost less
   accumulated depreciation and depletion:
 157,206 =February 29, 1996
 161,831 =May 31, 1996
                                                            145,232    149,857
                                                         ---------- ----------
 Other assets                                                    61         61
                                                         ---------- ----------
                                                           $249,996   $256,806
                                                         ========== ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Notes payable, current portion (Note 3)                 $11,500    $12,000
    Accounts payable and accrued expenses                    72,775     73,928
                                                         ---------- ----------
           Total current liabilities:                        84,275     85,928
                                                         ---------- ----------
 Long term debt (Note 3)                                     50,000     50,000
                                                         ---------- ----------
 Stockholders' equity:
    Capital stock, common, $.01 par-value
    Authorized: 25,000,000 shares
    Issued: 16,750,000 shares as of
      February 29, 1996 and May 31, 1996                    167,500    167,500
    Additional paid-in capital                            1,021,025  1,021,025
    Accumulated deficit                                  (1,072,804)(1,067,647)
                                                         ---------- ----------
                                                            115,721    120,878
                                                         ---------- ----------
                                                           $249,996   $256,806
                                                         ========== ==========






 The notes to financial statements are an integral part of these statements.

                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                           May 31,    May 31,
                                                            1996       1995
 Operating revenues:                                     ---------- ----------
    Oil and gas sales                                       $75,400    $56,770
    Other operating income                                    5,367      6,270
    Gain (loss) on sale of assets
                                                         ---------- ----------
           Total operating revenues                          80,767     63,040
                                                         ---------- ----------
 Operating expenses:
    Gerneral and administrative                              14,465     12,358
    Production expenses                                      69,996     58,991
    Lease rentals                                                           12
                                                         ---------- ----------
           Total operating expenses                          84,461     71,361
                                                         ---------- ----------
           Operating income (loss)                           (3,694)    (8,321)
                                                         ---------- ----------
 Other income (expense):
    Realized gain (loss) sale of marketable securities
    Unrealized gain (loss) on valuation of marketable
      equity securities (Note 4)
    Interest income                                               4        168
    Interest (expense)                                       (1,466)    (1,840)
                                                         ---------- ----------
           Other income (expense) net                        (1,462)    (1,672)
                                                         ---------- ----------
 Earnings (loss) from operations before taxes on earnings    (5,156)    (9,993)
 Taxes on earnings
                                                         ---------- ----------
 Earnings (loss) before extraordinary items                  (5,156)    (9,993)
 Extraordinary items:
    Effects of utilization of loss carry-forward benefits
                                                         ---------- ----------
 Net earnings (loss)                                        ($5,156)   ($9,993)
                                                         ========== ==========
 Weighted average number of shares outstanding           16,750,000 16,750,000
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

                  WYOMING OIL AND MINERALS, INC.
            UNAUDITED CONDENSED STATEMENTS OF CHANGES
                      IN FINANCIAL POSITION


                                                          Three Months Ended
                                                           May 31,    May 31,
                                                            1996       1995
                                                         ---------- ----------
 Sources of working capital:
    Net earnings (adjusted by items not using
      working capital)                                        ($532)   ($7,010)



                                                         ---------- ----------
                                                               (532)    (7,010)
                                                         ---------- ----------
 Uses of working capital:
    Purchase of properties (Note 2)                                     15,100



                                                         ---------- ----------
                                                                        15,100
                                                         ---------- ----------
 Increase (decrease) in working capital                        (532)   (22,110)
 Working capital (deficit), beginning of period              20,960     69,194
                                                         ---------- ----------
 Working capital (deficit), end of period                   $20,428    $47,084
                                                         ========== ==========













 The notes to financial statements are an integral part of these statements.

                  WYOMING OIL AND MINERALS, INC.
             UNAUDITED NOTES TO FINANCIAL STATEMENTS


 1.  Significant accounting policies
     -------------------------------
      Refer to the Company's annual financial statements for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those financial satements for additional details of the Company's financial condition, results of operations, and changes in financial position. The details of those notes have not changed, except as a result of normal transactions in the interim, or as disclosed within this report.
      In the opinion of Management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of May 31, 1996 and 1995, and the results of operations for the three month periods then ended. The results of operations for the three month periods ended May 31,1996 and 1995 are not necessarily indicative of the re-sults to be expected for the full year.

 2.  Properties
     ----------
      During the period ended May 31, 1995, the Company purchased interests in seven wells located in Converse County, Wyoming at a cost of $15,100.

 3.  Notes payable
     -------------
      As of May 31, 1996, the Company had outstanding notes payable of $61,500. The interest rate on these loans is 1% over the prime rate. A loan having a balance of $11,500 is secured by a producing well.

 4.  Marketable Securities
     ---------------------
      Marketable securities are carried at the lower of cost or market at the balance sheet date. That determination is made by aggregating all current marketable equity securities. Marketable equity securities in current assets had a cost at May 31, 1996 of $73,411.
      At May 31, 1996, there were gross unrealized losses of $67,561 per-taining to the current portfolio.

                  WYOMING OIL AND MINERALS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



      The following is Management's discussion and analysis of material changes in financial conditions since the end of the most recent fiscal year.

      During the three months ended May 31, 1996, the Company's net working capital decreased by $532, the result of capital used by operations.

      Crude oil and natural gas sales for the three months ended May 31, 1996 were $18,630 higher than for the corresponding period of the prior year. This increase is mostly the result of the timing of oil sales.

      General and administrative expenses were $2,107 higher during the current three month period as compared to the corresponding 1995 period. This in-crease is due mainly to timing differences of various administrative costs.

      Production expenses were $11,005 higher during the 1996 period as compare to the 1995 period. This increase is mainly the result of the timing of various well repair costs.

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