Form 10-Q
period 1996-08-31
WYOMING OIL & MINERALS INC
filed 1996-10-28
CIK 108729

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



 For Quarter Ended August 31, 1996                   Commission File #0-7919

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

 As of August 31, 1996, there were 16,750,000 shares of $0.01 par value common stock issued and outstanding.



                  WYOMING OIL AND MINERALS, INC.

                        TABLE OF CONTENTS

                         August 31, 1996


 PART I - FINANCIAL STATEMENTS

           Unaudited Balance Sheets








         August 31, 1996 and February 28, 1996                    1

           Unaudited Condensed Statements of Operations
         Three and Six Months Ended August 31, 1996
         and 1995                                               2,3

           Unaudited Condensed Statements of Changes
             in Financial Position
         Six Months Ended August 31, 1996 and 1995                4

           Unaudited Notes to Financial Statements                5

           Management's Discussion and Analysis of
             the Unaudited Condensed Statements of
             Operations                                           6


 PART II - OTHER INFORMATION                                      7















 :
                  WYOMING OIL AND MINERALS, INC.
                     UNAUDITED BALANCE SHEETS


      ASSETS                                               Aug 31,    Feb 29,
                                                            1996       1996
 Current assets:                                         ---------- ----------
    Cash                                                     $6,018     $7,717
    Accounts receivable                                      73,017     43,316
    Marketable equity securities,
      at market value (Note 4)                                5,850      5,850
    Inventory                                                50,005     50,005
                                                         ---------- ----------
           Total current assets:                            134,890    106,888
                                                         ---------- ----------
 Property and equipment, at cost less
   accumulated depreciation and depletion:
 157,206 =February 29, 1996
 166,175 =August 31, 1996
                                                            139,388    149,857
                                                         ---------- ----------
 Other assets                                                    61         61
                                                         ---------- ----------
                                                           $274,339   $256,806








                                                         ========== ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Notes payable, current portion (Note 3)                 $11,500    $12,000
    Accounts payable and accrued expenses                   105,347     73,928
                                                         ---------- ----------
           Total current liabilities:                       116,847     85,928
                                                         ---------- ----------
 Long term debt (Note 3)                                     50,000     50,000
                                                         ---------- ----------
 Stockholders' equity:
    Capital stock, common, $.01 par-value
    Authorized: 25,000,000 shares
    Issued: 16,750,000 shares as of
      February 29, 1996 and August 31, 1996                 167,500    167,500
    Additional paid-in capital                            1,021,025  1,021,025
    Accumulated deficit                                  (1,081,033)(1,067,647)
                                                         ---------- ----------
                                                            107,492    120,878
                                                         ---------- ----------
                                                           $274,339   $256,806
                                                         ========== ==========






 The notes to financial statements are an integral part of these statements.

 :                              1
                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                           Six Months Ended
                                                           Aug 31,    Aug 31,
                                                            1996       1995
 Operating revenues:                                     ---------- ----------
    Oil and gas sales                                      $148,306   $134,247
    Other operating income                                   11,013     12,852
    Gain (loss) on sale of assets (Note 2)                     (700)
                                                         ---------- ----------
           Total operating revenues                         158,619    147,099
                                                         ---------- ----------
 Operating expenses:
    Gerneral and administrative                              34,955     29,744
    Production expenses                                     135,615    133,828
    Lease rentals                                                          457
                                                         ---------- ----------
           Total operating expenses                         170,570    164,029
                                                         ---------- ----------
           Operating income (loss)                          (11,951)   (16,930)
                                                         ---------- ----------
 Other income (expense):
    Realized gain (loss) sale of marketable securities
    Unrealized gain (loss) on valuation of marketable equity securities (Note 4)








    Interest income                                              31        334
    Interest (expense)                                       (1,466)    (3,331)

                                                         ---------- ----------
           Other income (expense) net                        (1,435)    (2,997)
                                                         ---------- ----------
 Earnings (loss) from operations before taxes on earnings   (13,386)   (19,927)
 Taxes on earnings
                                                         ---------- ----------
 Earnings (loss) before extraordinary items                 (13,386)   (19,927)
 Extraordinary items:
    Effects of utilization of loss carry-forward benefits
                                                         ---------- ----------
 Net earnings (loss)                                       ($13,386)  ($19,927)
                                                         ========== ==========
 Weighted average number of shares outstanding           16,750,000 16,750,000
                                                         ========== ==========
 Net earnings (loss) per common share                         *          *
                                                         ========== ==========
 *Less than $.01 per share
 The notes to financial statements are an integral part of these statements.
                                2
 :
                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                           Aug 31,    Aug 31,
                                                            1996       1995
 Operating revenues:                                     ---------- ----------
    Oil and gas sales                                       $72,906    $77,477
    Other operating income                                    5,646      6,582
    Gain (loss) on sale of assets (Note 2)                     (700)
                                                         ---------- ----------
           Total operating revenues                          77,852     84,059
                                                         ---------- ----------
 Operating expenses:
    Gerneral and administrative                              20,490     17,386
    Production expenses                                      65,619     74,837
    Lease rentals                                                          445
                                                         ---------- ----------
           Total operating expenses                          86,109     92,668
                                                         ---------- ----------
           Operating income (loss)                           (8,257)    (8,609)
                                                         ---------- ----------
 Other income (expense):
    Realized gain (loss) sale of marketable securities
    Unrealized gain (loss) on valuation of marketable
      equity securities (Note 4)
    Interest income                                              27        166
    Interest expense                                                    (1,491)
                                                         ---------- ----------
           Other income (expense) net                            27     (1,325)
                                                         ---------- ----------
 Earnings (loss) from operations before taxes on earnings    (8,230)    (9,934)
 Taxes on earnings
                                                         ---------- ----------
 Earnings (loss) before extraordinary items                  (8,230)    (9,934)








 Extraordinary items:
    Effects of utilization of loss carry-forward benefits
                                                         ---------- ----------
 Net earnings (loss)                                        ($8,230)   ($9,934)
                                                         ========== ==========
 Weighted average number of shares outstanding           16,750,000 16,750,000
                                                         ========== ==========
 Net earnings (loss) per common share                         *          *
                                                         ========== ==========
 *Less than $.01 per share

 The notes to financial statements are an integral part of these statements.
                                3

 :
                  WYOMING OIL AND MINERALS, INC.
            UNAUDITED CONDENSED STATEMENTS OF CHANGES
                      IN FINANCIAL POSITION


                                                           Six Months Ended
                                                           Aug 31,    Aug 31,
                                                            1996       1995
                                                         ---------- ----------
 Sources of working capital:
    Net earnings from operations (adjusted by
      items not using working capital)                      ($4,417)  ($13,071)
    Sale of depreciable property (Note 2)                     1,500


                                                         ---------- ----------
                                                             (2,917)   (13,071)
                                                         ---------- ----------
 Uses of working capital:

    Purchase of depreciable property (Note 2)                           15,100


                                                         ---------- ----------
                                                                        15,100
                                                         ---------- ----------
 Increase (decrease) in working capital                      (2,917)   (28,171)
 Working capital (deficit), beginning of period              20,960     69,194
                                                         ---------- ----------
 Working capital (deficit), end of period                   $18,043    $41,023
                                                         ========== ==========





















 The notes to financial statements are an integral part of these statements.

 :
                  WYOMING OIL AND MINERALS, INC.
             UNAUDITED NOTES TO FINANCIAL STATEMENTS


 1.  Significant accounting policies
     -------------------------------
      Refer to the Company's annual financial statements for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those financial satements for additional details of the Company's financial condition, results of operations, and changes in financial position. The details of those notes have not changed, except as a result of normal transactions in the interim, or as disclosed within this report.
      In the opinion of Management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of August 31, 1996 and 1995, and the results of operations for the three and six month periods then ended. The results of operations for the three and six month periods ended August 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

 2.  Oil and gas properties
     ----------------------
      During the period ended August 31, 1996, the Company sold its interest in a well located in Campbell County, Wyoming for $800, having a cost basis of $1,500.
      During the period ended August 31, 1995, the Company purchased interests in seven wells located in Converse County, Wyoming at a cost of $15,100.

 3.  Notes payable
     -------------
      As of August 31, 1996, the Company had outstanding notes payable of $61,500. The interest rates on these loans is 1% over the prime rate. A loan having a balance of $11,500 is secured by a producing well.


 4.  Marketable Securities
     ---------------------
      Marketable securities are carried at the lower of cost or market at the balance sheet date. That determination is made by aggregating all current marketable equity securities. Marketable equity securities in current assets had a cost at August 31, 1996 of $73,411.
      At August 31, 1996, there were gross unrealized losses of $67,561 per-taining to the current portfolio.

 :
                  WYOMING OIL AND MINERALS, INC.








             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


      The following is Management's discussion and analysis of material changes in financial conditions since the end of the most recent fiscal year.

      During the six months ended August 31, 1996, the Company's net working capital decreased by $2,917, the result of capital used by operations of $4,417 and the sale of properties of $1,500 (Note 2).

      Crude oil and natural gas sales for the six months ended August 31, 1996 were $14,059 higher than for the corresponding period of the prior year. This increase is mainly due to the timing of oil sales.

      General and administrative expenses were $5,211 higher during the current six month period as compared to the corresponding 1995 period. This increase is mainly the result of timing differences of various administrative costs.

      Production expenses were $1,787 higher during the 1996 period as com-pared to the 1995 period. This increase is the result of fluctuations in the timing of various well repair costs.

 :
                  WYOMING OIL AND MINERALS, INC.



                   PART II - OTHER INFORMATION

 Item 9 - Exhibits and Reports on Form 8-K










         Exhibit 27
           (b)  None

 :



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