Form 10-Q
period 1996-11-30
WYOMING OIL & MINERALS INC
filed 1997-01-24
CIK 108729

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended November 30, 1996           Commission File #0-7919

                  Wyoming Oil and Minerals, Inc.
             (Exact name as specified in its Charter)



                   Wyoming                                            83-0217330
         (State or other jurisdiction of                     (I.R.S. EMPLOYER
         incorporation or organization)               IDENTIFICATION NUMBER)



         330 S. Center, Suite 419, Casper, Wyoming 82602
             (Address of Principal Executive Offices)


         Registrant's Telephone Number, Including Area Code:   (307 234-9638)





         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES     X      NO


         As of November 30, 1996, there were 16,750,000 shares of $0.01 par value common stock issued and outstanding.



                  WYOMING OIL AND MINERALS, INC.

                        TABLE OF CONTENTS

                        November 30, 1996


 PART I - FINANCIAL STATEMENTS

           Unaudited Balance Sheets








         November 30, 1996 and February 28, 1996                  1

           Unaudited Condensed Statements of Operations
         Three and Nine Months Ended November 30, 1996
         and 1995                                               2,3

           Unaudited Condensed Statements of Changes
             in Financial Position
         Nine Months Ended November 30, 1996 and 1995             4

           Unaudited Notes to Financial Statements                5

           Management's Discussion and Analysis of
             the Unaudited Condensed Statements of
             Operations                                           6


 PART II - OTHER INFORMATION                                      7















 :
                  WYOMING OIL AND MINERALS, INC.
                     UNAUDITED BALANCE SHEETS


      ASSETS                                               Nov 30,    Feb 29,
                                                            1996       1996
 Current assets:
    Cash                                                    $20,966     $7,717
    Accounts receivable                                      68,766     43,316
    Marketable equity securities,
      at market value (Note 4)                                5,850      5,850
    Inventory                                                50,005     50,005

           Total current assets:                            145,587    106,888

 Property and equipment, at cost less
   accumulated depreciation and depletion:
 157,206 =February 29, 1996
 169,890 =November 30, 1996
                                                            135,673    149,857

 Other assets                                                    61         61

                                                           $281,321   $256,806









      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Notes payable, current portion (Note 3)                 $11,000    $12,000
    Accounts payable and accrued expenses                    98,337     73,928

           Total current liabilities:                       109,337     85,928

 Long term debt (Note 3)                                     50,000     50,000

 Stockholders' equity:
    Capital stock, common, $.01 par-value
    Authorized: 25,000,000 shares
    Issued: 16,750,000 shares as of
      February 29, 1996 and November 30, 1996               167,500    167,500
    Additional paid-in capital                            1,021,025  1,021,025
    Accumulated deficit                                  (1,066,541)(1,067,647)

                                                            121,984    120,878

                                                           $281,321   $256,806







 The notes to financial statements are an integral part of these statements.

 :                              1
                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                           Nine Months Ended
                                                           Nov 30,    Nov 30,
                                                            1996       1995
 Operating revenues:
    Oil and gas sales                                      $254,112   $181,741
    Other operating income                                   16,674     19,032
    Gain (loss) on sale of assets (Note 2)                     (700)

           Total operating revenues                         270,086    200,773

 Operating expenses:
    Gerneral and administrative                              49,802     43,132
    Production expenses                                     216,099    199,725
    Lease rentals                                                          497

           Total operating expenses                         265,901    243,354

           Operating income (loss)                            4,185    (42,581)

 Other income (expense):
    Realized gain (loss) sale of marketable securities
    Unrealized gain (loss) on valuation of marketable equity securities (Note 4)








    Interest income                                              33        457
    Interest (expense)                                       (3,110)    (5,163)


           Other income (expense) net                        (3,077)    (4,706)

 Earnings (loss) from operations before taxes on earnings     1,108    (47,287)
 Taxes on earnings                                              166

 Earnings (loss) before extraordinary items                     942    (47,287)
 Extraordinary items:
    Effects of utilization of loss carry-forward benefits       166

 Net earnings (loss)                                         $1,108   ($47,287)

 Weighted average number of shares outstanding           16,750,000 16,750,000

 Net earnings (loss) per common share                         *          *

 *Less than $.01 per share
 The notes to financial statements are an integral part of these statements.
                                2
 :
                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                           Nov 30,    Nov 30,
                                                            1996       1995
 Operating revenues:
    Oil and gas sales                                      $105,806    $47,494
    Other operating income                                    5,661      6,180
    Gain (loss) on sale of assets (Note 2)

           Total operating revenues                         111,467     53,674

 Operating expenses:
    Gerneral and administrative                              14,847     13,388
    Production expenses                                      80,484     65,897
    Lease rentals                                                           40

           Total operating expenses                          95,331     79,325

           Operating income (loss)                           16,136    (25,651)

 Other income (expense):
    Realized gain (loss) sale of marketable securities
    Unrealized gain (loss) on valuation of marketable
      equity securities (Note 4)
    Interest income                                               2        124
    Interest expense                                         (1,644)    (1,832)

           Other income (expense) net                        (1,642)    (1,708)

 Earnings (loss) from operations before taxes on earnings    14,494    (27,359)
 Taxes on earnings                                            2,174

 Earnings (loss) before extraordinary items                  12,320    (27,359)








 Extraordinary items:
    Effects of utilization of loss carry-forward benefits     2,174

 Net earnings (loss)                                        $14,494   ($27,359)

 Weighted average number of shares outstanding           16,750,000 16,750,000

 Net earnings (loss) per common share                         *          *

 *Less than $.01 per share

 The notes to financial statements are an integral part of these statements.
                                3

 :
                  WYOMING OIL AND MINERALS, INC.
            UNAUDITED CONDENSED STATEMENTS OF CHANGES
                      IN FINANCIAL POSITION


                                                           Nine Months Ended
                                                           Nov 30,    Nov 30,
                                                            1996       1995

 Sources of working capital:
    Net earnings from operations (adjusted by
      items not using working capital)                      $13,790   ($38,367)
    Sale of depreciable property (Note 2)                     1,500



                                                             15,290    (38,367)

 Uses of working capital:

    Purchase of depreciable property (Note 2)                           15,100



                                                                        15,100

 Increase (decrease) in working capital                      15,290    (53,467)
 Working capital (deficit), beginning of period              20,960     69,194

 Working capital (deficit), end of period                   $36,250    $15,727






















 The notes to financial statements are an integral part of these statements.

 :
                  WYOMING OIL AND MINERALS, INC.
             UNAUDITED NOTES TO FINANCIAL STATEMENTS


 1.  Significant accounting policies

      Refer to the Company's annual financial statements for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those financial satements for additional details of the Company's financial condition, results of operations, and changes in financial position. The details of those notes have not changed, except as a result of normal transactions in the interim, or as disclosed within this report.
      In the opinion of Management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of November 30, 1996 and 1995, and the results of operations for the three and nine month periods then ended. The results of operations for the three and nine month periods ended November 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

 2.  Oil and gas properties

      During the period ended November 30, 1996, the Company sold its interest in a well located in Campbell County, Wyoming for $800, having a cost basis of $1,500.
      During the period ended November 30, 1995, the Company purchased interests in seven wells located in Converse County, Wyoming at a cost of $15,100.

 3.  Notes payable

      As of November 30, 1996, the Company had outstanding notes payable of $61,500. The interest rates on these loans is 1% over the prime rate. A loan having a balance of $11,500 is secured by a producing well.


 4.  Marketable Securities

      Marketable securities are carried at the lower of cost or market at the balance sheet date. That determination is made by aggregating all current marketable equity securities. Marketable equity securities in current assets had a cost at November 30, 1996 of $73,411.
      At November 30, 1996, there were gross unrealized losses of $67,561 per-taining to the current portfolio.

                  WYOMING OIL AND MINERALS, INC.








             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


      The following is Management's discussion and analysis of material changes in financial conditions since the end of the most recent fiscal year.

      During the nine months ended November 30, 1996, the Company's net working capital increased by $15,290, the result of capital provided by operations of $13,790 and the sale of properties of $1,500 (Note 2).

      Crude oil and natural gas sales for the nine months ended November 30, 1996 were $72,371 higher than for the corresponding period of the prior year. This increase is mainly due to the timing of oil sales, price increases, and production increases resulting from workovers of wells.

      General and administrative expenses were $6,670 higher during the current nine month period as compared to the corresponding 1995 period. This increase is mainly the result of timing differences of various administrative costs.

      Production expenses were $16,374 higher during the 1996 period as com-pared to the 1995 period. This increase is the result of fluctuations in the timing of various well repair and workover costs.

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


                                    WYOMING OIL AND MINERALS, INC.
                                           (Registrant)















         Dated: January 21, 1997
                                              /s/ Jack C. Bradley, Jr.
                                             ---------------------------
                                             Jack C. Bradley, Jr.
                                             President and Chief
                                             Financial Officer