Form 10-K
period 1997-02-28
WYOMING OIL & MINERALS INC
filed 1997-06-13
CIK 108729

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended February 28, 1997
                       Commission File Number 0-7919

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

          Yes   X        No

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant (13,864,500 shares). The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of May 15, 1997 (based on $.01 bid, $.050 asked) - $415,935.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date. May 15, 1997 16,750,000 shares.

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


                                     2
     The Company employs its President, Jack C. Bradley, Jr., who receives $2000 monthly and reimbursement of his actual and necessary expenses and one assistant.

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

     A summary of the Company's oil and gas properties as of February 28, 1997 all located in the state of Wyoming is as follows:

                                        Gross Acres*        Net Acres*

     Undeveloped proved and
      unproved acres:
     Leasehold interest:
      Oil and gas                                 360           352

     Developed proved acres:
      Leasehold interest:
         Primarily oil                          4,590         1,844
         Primarily gas                              0             0

     * - decrease in acres due to expiration of override leases expired in which the Company had no basis.

     Oil and Gas Production. As of February 28, 1997, the Company owns the following productive wells:
                                   Oil                 Gas
                              Gross          Net       Gross          Net

Working Interest               38         19.2509         0            0
Royalty                        36           .1046         0            0



                                     3


     From its drilling efforts and from production purchased from others, the Company's net yearly production of crude oil and gas has been as follows:

     Year Ended
     the last day
     of February              Crude Oil in Barrels               Gas in MCF

       1995                         15,970                           5,081
       1996                         13,157                           3,558
       1997                         16,786                           2,629

     The average sales price (including transfers) per unit oil and gas produced for the years ended the last day of February is as follows:

                               1997           1996           1995

     Oil -- Barrels           $20.97         $17.00         $16.07
     Gas -- MCF               $ 2.64        $  1.43        $  1.47

     The average production (lifting) cost per unit of production is as follows:

                               1997           1996           1995

     Oil -- Barrels           $14.58         $16.96         $13.63
     Gas -- MCF               $ 1.25        $  1.25        $  1.25

                           Net Exploratory Wells

Fiscal Year
  Drilled           Producers           Dry Holes           Total Wells

   1995                0                     0                   0
   1996                0                     0                   0
   1997                0                     0                   0

                           Net Development Wells

Fiscal Year
  Drilled           Producers           Dry Holes           Total Wells

   1995                0                     0                    0
   1996                0                     0                    0
   1997                0                     0                    0


                                     4
     Reserves. The following are reserve estimates as of last day of February:

Proved Oil and Gas Reserves             Oil (bbls)          Gas (mcf)

          1995                            69,093             99,916
          1996                           163,378             86,884
          1997                            88,197             84,255

Proved Developed Oil and Gas Reserves

          1995                            69,093             99,916
          1996                           163,378             86,884
          1997                            88,197             84,255

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

March 1, 1990 through February 28, 1991          1 cent         1 cent

March 1, 1991 through February 28, 1992        1/2 cent       1/2 cent

March 1, 1992 through February 28, 1993          1 cent         1 cent

March 1, 1993 through February 28, 1994          1 cent         1 cent

March 1, 1994 through February 28, 1995          1 cent         1 cent

March 1, 1995 through February 29, 1996          1 cent         1 cent

March 1, 1995 through February 28, 1997          1 cent         1 cent


     The source for the over-the-counter quotations is the National Association of Securities Dealers. Such quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     There were approximately 1,609 holders of record of the Company's common stock as of May 15, 1997.

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




                                     6
Item 6.   Selected Financial Data

                                   Year Ended February 28/29
                           1997      1996      1995      1994      1993
Revenues:
 Operating revenues from
  oil and gas sales      $357,765  $266,227  $293,777  $207,295  $117,297

Other operating
 revenues                  22,039    24,962    32,160    25,852    25,187

Earnings (loss) from
 continuing operations before
 extraordinary items      ( 9,698)  (51,635)  (27,147)  (396,484)   9,442

Extraordinary items          --        --        --         --        --

Net earnings (loss) from
 continuing operations    ( 9,698)  (51,635)  (27,147)  (396,484)    9,442
Earnings (loss) per share
 from continuing operations   *         *        (.02)      *           *

Cash dividends per
 common share                 --        --        --        --         --

At year end:

Total assets              242,330   256,806    284,012    414,237   729,758
Long-term obligations      50,000    50,000     50,000     58,703      --
* Less than $.01 per share

Item 7.   Management's Discussion and Analysis of
          Financial Conditions and Results of Operation


Financial Position

     During the Company's fiscal year 1997, net cash decreased by $287. Of this decrease, $2,913 is the result of operating activities, $800 was from the sale of properties and $4,000 was principal payments on debt. The Company's emphasis regarding property additions continues to be toward acquiring existing production rather than from drilling new wells. No new drilling was done by the Company in fiscal 1997 and significant costs related to maintaining existing production. Short term notes payable decreased by $4,000 which was paid in cash. The Company has financed property acquisitions with debt and continue to repay such borrowing with the revenues from those properties.

                                     7
     During the Company's fiscal year 1997, crude oil prices varied within a range of approximately $16.81 to $24.98 a barrel. Natural gas prices varied within a range of approximately $1.17 to $3.68. Revenue from such acquired properties must not only service debt, but continue to provide positive cash flow after retirement of that debt.

Result of Operations

     The Company's oil and gas revenues increased from $266,227 in fiscal 1996 to $357,765 in fiscal 1997. Present production has the effect of decreasing Wyoming Oil & Minerals reserves, however, due mainly to not doing the waterflood of the Don Thorson #1 and the Wade Hill unit, total oil and gas reserves decreased significantly for the fiscal year ended February 29, 1997. An independent engineering firm generated a partial reserves analysis during fiscal year 1997. Crude oil sales increased by approximately 3474 equivalent barrels, which was mainly due to the Don Thorson #1 and the Wade Hill Unit increasing production.

     During fiscal 1997, the amount reserved for the depletion of reserves and the depreciation of equipment was $17,184. Loss on operations for the year was $9,698 due to the cost of abandoned properties of $28,619.

     Production and operating expenses decreased approximately 18% as a percentage from fiscal 1996 to 1997, due to less workover costs.

     "Total" General and Administrative expenses remained approximately the same in fiscal 1996 compared to fiscal 1997. Since fiscal 1985, the Company resolved to avoid those activities that required additional outside professional services and to limit operations to the management of existing properties and the acquisition of additional properties within the Company's ordinary course of business.

     Interest expense remained approximately the same as in fiscal 1996.

     Management anticipates higher crude oil and natural gas prices and therefore, an increase in oil and gas revenues in fiscal year 1998 to fiscal year 1997 will come from additional production and higher oil and gas prices.

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

     During the Company's fiscal year 1996, crude oil prices varied within a range of approximately $13.07 to $19.10 a barrel. Natural gas prices varied within a range of approximately $1.03 to $1.50. Revenue from such acquired properties must not only service debt, but continue to provide positive cash flow after retirement of that debt.
                                     8
Result of Operations

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

     Production and operating expenses did not materially change as a percentage from fiscal 1995 to 1996, except for the increased workover cost described above.

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



                                     9
Result of Operations

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

     Production and operating expenses did not materially change as a percentage from fiscal 1994 to 1995, except for the increased workover cost described above.

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







                                    10

                                 PART III

Item 10.  Directors and Executive Officers
          of the Registrant.

     The following are the present directors and executive officers of the Company and the director-nominees for the coming year.

     Jack C. Bradley Jr., age 55, has been president and a director of the Company since February 23, 1973. Bradley also is the president, a director, and the majority shareholder of Manx Oil Corporation, Casper, Wyoming since 1969; vice-president, director and shareholder on Manewal-Bradley Oil Company, Newcastle, Wyoming since 1962; and, secretary, director and shareholder of Econoservice, Inc., Casper, Wyoming since 1986 -- all of which are engaged in the oil and gas exploration or production business.

     Since 1970, he has been owner of Zephyr Exploration which is a sole proprietorship engaged in the oil and gas exploration and production business and real estate investments.

     Jess A. Tolerton, age 73, has been secretary, treasurer and director since February 12, 1974. Tolerton was a practicing attorney in Cheyenne, Wyoming from 1966 to 1968 and from January 1974 to December 31, 1990. He is now retired from practice.

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

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management.

                              Amount and Nature
                               of Beneficial                Percent of
Name and Address                 Ownership                     Class

The Hawks Company              1,260,000 (1)                    7.5%
P.O. Box 2493
Casper, WY  82601
                                    11

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


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a)  See attached Financial Statements,
     Unaudited Supplemental Financial Information and Schedules.

(b) No reports of Form 8-K were filed in the fourth quarter of the fiscal year ended February 28, 1997.

(c)  Exhibits required by Item 601 of Regulation SK:   None








                                    12



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



DATED: June 11, 1997


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


                                         /s/ Jack C. Bradley, Jr.
                                        Jack C. Bradley, Jr., Director
                                        and President



DATED: June 11, 1997




                                         /s/ Jess A. Tolerton
                                        Jess A. Tolerton
                                        Director and Secretary



DATED: June 11, 1997










                       INDEPENDENT AUDITOR'S REPORT



Board of Directors
Wyoming Oil and Minerals, Inc.
Casper, Wyoming

I have audited the accompanying balance sheets of Wyoming Oil and Minerals, Inc., as of February 28, 1997 and February 29, 1996 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended February 28, 1997, February 29, 1996 and February 28, 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wyoming Oil and Minerals, Inc. as of February 28, 1997 and February 29, 1996, and the results of its operations and changes in its stockholders' equity and its cash flow for the years ended February 28, 1997, February 29, 1996 and February 28, 1995, in conformity with generally accepted accounting principles.



                                   MAURICE M. MORTON
                                   Certified Public Accountant


Casper, Wyoming
May 15, 1997

                       WYOMING OIL AND MINERALS, INC.

                              Balance Sheets

                                  ASSETS


                                        February 29,             February 28,
                                           1997                  1996

Current assets:
      Cash                                   $  7,430           $    7,717
      Accounts receivable                      83,110               43,316
      Marketable equity securities -
      (Note 3)                                  5,850                5,850
      Inventory of oilfield equipment and
       oil in tanks - at lower of cost (specific identification)
       or market                               43,325               50,005


        Total current assets                  139,715              106,888

Property and equipment, at cost under the
      successful efforts method of accounting
       (Note 4):
        Proved oil and gas properties
        (Notes 4 & 5)                         268,023              298,142
        Unproved oil and gas properties         4,842                4,842
        Pipeline and drilling equipment           570                  570
        Office furniture and equipment          3,509                3,509
                                              276,944              307,063

        Less accumulated depletion and depreciation
                                             (174,390)            (157,206)
                                              102,554              149,857


Other assets                                       61                   61

                                          $   242,330           $  256,806
                                                                (continued)







              See accompanying notes to financial statements.
                                    F-2

                     WYOMING OIL AND MINERALS, INC.

                              Balance Sheets
                               (Continued)

                   Liabilities and Stockholders' Equity

                                            February 28,      February 29,
                                               1997              1996

Current liabilities:
      Notes payable (Note 5):
       Related parties                    $     8,000        $   12,000
      Accounts payable                         73,150            72,123
      Accrued expenses                            -               1,805


       Total current liabilities               81,150            85,928

Long-term debt - related parties (Note 6)      50,000            50,000


Stockholders' equity (Note 7):
      Common stock, $.01 par value:
       Authorized - 25,000,000 shares
       Issued - 16,750,000
        shares in 1997 and 1996               167,500           167,500
      Additional paid-in capital            1,021,025         1,021,025
      Accumulated deficit                  (1,077,345)       (1,067,647)

                                              111,180           120,878

                                      $       242,330        $  256,806














              See accompanying notes to financial statements.
                                    F-3

                      WYOMING OIL AND MINERALS, INC.

                         Statements of Operations



                                      February 28,  February 29, February 28,
                                         1997            1996        1995

Operating revenues:
      Oil and gas sales (Notes 5 & 10)$ 357,765     $ 266,227     $  293,777
      Gain (loss) on sale of oil and
       gas properties and equipment        (700)         -           (16,519)
      Other operating income             22,039        24,962         32,160

       Total operating revenues         379,104       291,189        309,418

Operating expenses:
      General and administrative         64,399        64,830         53,284
      Depreciation and depletion         17,184        18,501         10,467
      Oil and gas production costs      272,681       251,419        250,316
      Abandoned properties               28,619          -            15,006
      Lease rentals                           1         1,629            706

       Total operating expenses         382,884       336,379        329,779

       Operating income (loss)           (3,780)      (45,190)       (20,361)

Other income (expense):
      Interest income                        44           523            239
      Interest expense                   (5,962)       (6,968)        (7,025)


       Other income (expense), net       (5,918)       (6,445)        (6,786)
                                                                  (continued)











              See accompanying notes to financial statements.
                                    F-4

                      WYOMING OIL AND MINERALS, INC.

                         Statements of Operations
                                (Continued)


                                      February 28,  February 29, February 28,
                                          1997          1996         1995

Earnings (loss) before income taxes:  $   (9,698)   $  (51,635)  $  (27,147)
  Current taxes                              -            -            -


Net earnings (loss)                   $   (9,698)   $  (51,635)  $  (27,147)
Weighted average number of shares
      outstanding                     16,750,000    16,750,000   16,750,000

Net earnings (loss ) per
      common share:
       Primary and fully diluted:

      Net earnings (loss)             $     *        $     *     $      *





*Less than $.01 per share

















              See accompanying notes to financial statements.
                                    F-5

                          WYOMING OIL AND MINERALS, INC.

                         Statements of Stockholders' Equity

                    Common Stock   Additional
                    .01 Par Value   Paid-in  Accumulated Treasury Stock
                 Shares     Amount  Capital    Deficit   Shares  Amount Total

 Bal at 02/28/94 16,750,000 $167,500 $1,021,025 $(988,865)  -    $ -   $199,660

 Net loss            -         -         -        (27,147)  -      -   (27,147)

 Bal at 02/28/95 16,750,000  167,500  1,021,025(1,016,012)  -      -   172,513

 Net loss            -         -         -        (51,635)  -      -   (51,635)

 Bal at 02/29/96 16,750,000  167,500  1,021,025(1,067,647)  -      -   120,878

 Net loss            -         -         -         (9,698)  -      -    (9,698)

 Bal at 02/28/97 16,750,000 $167,500 $1,021,025$(1,077,345) -    $ -  $111,180











                           See accompanying notes to financial statements.

                                                 F-6

                       WYOMING OIL AND MINERALS, INC.
                          Statements of Cash Flows


                                      February 28,  February 29,  February 28,
                                         1997            1996         1995

Cash flows from operating activities:
    Cash received from customers    $    340,010    $ 294,067    $  314,001
    Cash paid to suppliers and employees(329,374)    (322,597)     (357,714)
    Interest income                           44          523           239
    Interest expense                      (7,767)      (5,163)       (7,138)

    Net cash provided by (used in) operating activities
                                           2,913      (33,170)      (50,612)

Cash flows from investing activities:
    Purchase of oil and gas properties and equipment
                                             -        (15,100)       (2,436)
    Proceeds from sale of oil and gas properties and
     equipment                               800         -           75,616

    Net cash provided by (used in) investing activities
                                             800      (15,100)       73,180

Cash flows from financing activities:
    Principal payments                    (4,000)      (5,000)      (49,557)

    Net cash provided by (used in) financing activities
                                          (4,000)      (5,000)      (49,557)

Net increase (decrease) in cash and cash equivalents
                                            (287)     (53,270)      (26,989)

Cash and cash equivalents at beginning of year
                                           7,717       60,987        87,976

Cash and cash equivalents at end of year $ 7,430     $  7,717     $  60,987
                                                                (continued)

              See accompanying notes to financial statements.
                                    F-7

                       WYOMING OIL AND MINERALS, INC.
                          Statements of Cash Flows
                                (Continued)



                                      February 28,  February 29,  February 28,
                                         1997            1996        1995

Reconciliation of net income to net cash provided by (used in) operating activities

Net earnings (loss)                 $   (9,698)     $ (51,635)   $  (27,147)

Adjustments to reconcile net income to cash provided
by (used in) operating activities:
    Depreciation and depletion          17,184         18,501        10,467
    (Increase) decrease in accounts receivable
                                       (39,794)         2,87        (13,678)
    (Increase) decrease in inventory     6,680       (32,343)         1,742
    Increase (decrease) in accounts payable
                                         1,027        27,624        (53,408)
    Increase (decrease) in accrued expenses
                                        (1,805)        1,805           (113)
    Abandoned properties                28,619           -           15,006
    Gain (loss) on sale of oil and gas properties
     and equipment                         700           -           16,519

Net cash provided by (used in) operating activities
                                     $   2,913   $   (33,170)   $   (50,612)



Supplemental schedule of non cash investing and financing activities

None















              See accompanying notes to financial statements.
                                    F-8

                  WYOMING OIL AND MINERALS, INC.

                  Notes to Financial Statements
  February 28, 1997 and February 29, 1996 and February 28, 1995

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

    Costs of drilling exploratory wells which do not result in the discovery of proved reserves are charged to expense. Production costs, geological and geophysical costs, and maintenance and repairs are charged to expense when incurred.
                               F-9

                  WYOMING OIL AND MINERALS, INC.

                  Notes to Financial Statements
  February 28, 1997 and February 29, 1996 and February 28, 1995


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

                  WYOMING OIL AND MINERALS, INC.

                  Notes to Financial Statements
    February 28, 1997, February 29, 1996 and February 28, 1995

2.  FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter of the year ended February 28, 1997 the Company wrote off a proved undeveloped lease. Cost was decreased $28,619 and a loss was recorded of $28,619.

    During the fourth quarter of the year ended February 29, 1996, the Company recorded an increase of $32,893 in the amount of oil inventory stored in tanks. Oil and gas income also increased $32,893.

    During the fourth quarter of the year ended February 28, 1995, the Company wrote off a proved undeveloped lease. Cost was decreased $86,441, accounts payable was decreased $71,435 and a loss was recorded of $15,006.

3.  MARKETABLE EQUITY SECURITIES

    Marketable equity securities are summarized below:

                                        February 28, February 29, February 28,
                                            1997         1996         1995

  Available-for-sale securities, at cost $ 73,411    $ 73,411      $ 73,411
         Less: Valuation allowance         67,561      67,561        67,561

         Fair Value                      $  5,850    $  5,850      $  5,850

  There were no significant unrealized gains or losses.

4.       OIL AND GAS PROPERTIES

  During fiscal 1997, the Company sold its interest in a producing lease in Campbell County, Wyoming for $800.

  Effective May 1, 1995, the Company purchased 20% of seven producing leases in Converse and Campbell Counties, Wyoming from a related party for $15,100.

  During fiscal year 1995, the Company sold its interest in producing wells in Campbell County, Wyoming to an independent party for $4,181 and recognized a loss of $16,519.

  See Note 2, also.

                  WYOMING OIL AND MINERALS, INC.

                  Notes to Financial Statements
    February 28, 1997, February 29, 1996 and February 28, 1995

5.       NOTES PAYABLE

  The Company had outstanding notes payable as follows:

  Other                                              1997            1996

  Note to individual (related party), due on demand, interest at 1% over the prime rate, (9.25% at February 29, 1996)
         unsecured.                                 $  -            $   500

  Note to individual (related party) due on demand, interest at 1% over the prime rate (9.25% at February 28, 1997)
         secured by a producing well.                 8,000          11,500

                                                    $  8,000        $12,000

  Other information regarding short-term notes payable is as follows:

                                              1997         1996        1995

  Average aggregate short-term borrowings  $ 10,000     $ 14,500     $ 20,750
  Maximum aggregate short-term borrowings
    at any month-end                       $ 12,000     $ 17,000     $ 24,500
  Weighted average interest rate               9.25%         9.0%         8.0%

  The weighted average interest rate was computed by dividing interest expense by the weighted average of such borrowings outstanding.

6.       LONG-TERM DEBT

  The Company had long-term debt as follows:

                                                       1997          1996

  Notes payable to two individuals (related parties), due
         December 1, 1999, interest at 2% over the prime rate
         (10.25% at February 28, 1997), unsecured   $ 50,000      $ 50,000

  Long-term debt maturities are as follows:

         Year Ended February 28,                        Amount

              1999                                    $ 50,000

                  WYOMING OIL AND MINERALS, INC.

                  Notes to Financial Statements
    February 28, 1997, February 29, 1996 and February 28, 1995

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

8.       INCOME TAXES

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

                                                   February 28,
                                          1997          1996         1995

  Pretax income per books             $ (9,698)      $ (51,635)   $ (27,147)
  Timing differences:
         Depletion on intangible drilling costs
                                         2,000           2,000        3,000
         Basis difference on sale of oil and
                   gas properties          -               -         18,402

  Taxable income (loss)               $ (7,698)       $ (49,635)  $  (5,745)

  As discussed above, the Company adopted SFAS No. 109 as of February 28, 1994. Deferred tax (assets) liabilities are comprised of the following at February 28, computed using a tax rate of 15%:

                  WYOMING OIL AND MINERALS, INC.

                  Notes to Financial Statements
    February 29, 1997, February 28, 1996 and February 28, 1995


8.       INCOME TAXES (Continued)

  Tax effects of temporary differences for:      1997       1996      1995

    Accounting for oil and gas properties    $    306    $    606    $   905
    Accounting for securities held for sale    (6,428)     (6,428)    (6,428)
                                               (6,122)     (5,822)    (5,523)
         Tax loss carryforwards               (92,382)   (107,216)  (107,606)
                                              (98,504)   (113,038)  (113,129)
         Valuation allowance                   98,504     113,038    113,129
         Net deferred tax                    $    -     $    -       $   -

  At February 29, 1997, the Company had net operating loss carryforwards available of $615,880 and unused investment credit carryforwards available of $9,190. Such carryforwards expire as follows:

                                          Net
                                       Operating      Investment
                      Expiration          Loss          Credits

                         1998           217,687           4,968
                         1999             8,275             498
                         2000            61,322           3,724
                         2001            20,035             -
                         2002           127,905             -
                         2003           115,412             -
                         2004             8,006             -
                         2005            49,540             -
                         2006             7,698             -
                                  $     615,880     $     9,190*

  * subject to limitations

  The Company also has long-term capital loss carryover of $94,940.

                  WYOMING OIL AND MINERALS, INC.

                  Notes to Financial Statements
    February 28, 1997, February 29, 1996 and February 28, 1995

9.       RELATED PARTY TRANSACTIONS

  The Company is related to the following companies by common ownership and/or management:

         Manx Oil Corporation
         Manewal-Bradley Oil Company, Inc.
         Zephyr Exploration
         Econoservice, Inc.

  Lease operating expenses paid to Manx Oil Company were $206,621, to Manewal-Bradley Oil Company, Inc. were $4,067 and to Econoservice, Inc. were $13,911 for the year ended February 28, 1997. Amounts received from Manx Oil Corporation were $3,504 for lease operating expenses. Oil and gas revenue received from Manx Oil Corporation were $245,254 and oil and gas revenue paid were $1,629. The Company owed Manx Oil Corporation $57,466 at February 28, 1997, $49,088 at February 29, 1996 and $14,818 at February 28, 1995. Manx Oil
  Corporation owed the Company $47,815 at February 28, 1997 and $16,045 at February 29, 1996.

10.      MAJOR PURCHASERS

  Substantially all of the Company's accounts receivable at February 28, 1997 and February 29, 1996 result from oil and gas sales to other companies in the oil and gas industry or joint industry billings to other interest holders. This concentration of customers may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry - wide changes in economic or other conditions.
  Such receivables are generally not collaterized.

  The following customers each contributed 10% or more of the revenues derived from oil and gas sales as follows:

                             February 28,      February 29,    February 28,
                                 1997              1996            1995

   Eighty-Eight Oil         $ 162,606         $ 132,678       $ 165,570
   Texaco                   $  43,464         $  33,707       $  27,131
   JN Petroleum             $  92,509         $  59,620       $  54,744

                WYOMING OIL AND MINERALS, INC.

                  Notes to Financial Statements
    February 29, 1997, February 28, 1996 and February 28, 1995

12.      SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited)

  Capitalized Costs

  Capitalized costs relating to the Company's oil and gas producing activities as of February 28, 1997, February 29, 1996 and February 28, 1995 are as follows:
                                           1997         1996      1995
  Proved properties                      $268,023    $298,142   $283,042
  Unproved properties                       4,842       4,842      4,842

                                         $272,865    $302,984   $287,884

  Support equipment                      $    570    $    570   $    570

  Accumulated depreciation and depletion $170,881    $153,697   $135,196


  Costs incurred in oil and gas property acquisition, exploration and development activities

  Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures, are summarized as follows for the years ended February 28, 1997, February 29, 1996 and February 28, 1995 (all in the United States):
                                            1997        1996        1995

         Property acquisition costs:
                   Proved properties     $    -      $ 15,100     $ 2,436
                   Unproved properties   $    -      $   -        $   -
                   Exploration costs     $     1     $  1,629     $   706
                   Development costs     $    -      $   -        $    -

  Results of operations for oil and gas producing activities

  The results of operations for oil and gas producing activities, excluding capital expenditures and corporate overhead and interest costs, are as follows for the years ended February 28, 1997, February 29, 1996 and February 28, 1995 (all in the United States):

                                           1997         1996        1995
         Revenues                        $357,765   $266,227     $293,777
         Production costs                 272,681    251,419      250,316
         Exploration costs                      1      1,629          706
         Depreciation and depletion        17,184     18,501       10,467

                                         $ 67,899  $  (5,322)    $ 32,288

                  WYOMING OIL AND MINERALS, INC.

                  Notes to Financial Statements
    February 28, 1997, February 29, 1996 and February 28, 1995

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

  Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended February 28, 1997 and February 29, 1996 and February 28, 1995:
                             1997                 1996             1995
                        Oil       Gas      Oil        Gas      Oil      Gas
                      (bbls.)    (mcf)   (bbls.)     (mcf)   (bbls.)   (mcf)
Proved reserves:
  Beginning of year    163,378   86,884   69,093    99,916   128,216  489,108
  Improved Recovery -
         Water Flood   (63,384)     -     94,278       -        -        -
  Revisions of previous
         estimates       4,989      -        826    (9,474)  (36,867)      89
  Purchase of minerals
         in place         -         -     12,338       -        -        -
  Production           (16,786)  (2,629) (13,157)   (3,558)  (15,970)  (5,081)
  Sales of minerals in
         place            -         -        -         -      (6,286)(384,200)

 End of year            88,197   84,255  163,378    86,884    69,093   99,916

Proved developed reserves:
  Beginning of year    163,378   86,884   69,093    99,916   124,116  224,108
  End of year           88,197   84,255  163,378    86,884    69,093   99,916


  Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves

  Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed those guidelines which are briefly discussed below.

                    WYOMING OIL AND MINERALS, INC.

                     Notes to Financial Statements
      February 28, 1997, February 29, 1996 and February 28, 1995

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

  Presented below are the standardized measure of discounted future net cash flows and changes therein relating to proved reserves as of and for the years ended February 28, 1997 and February 29, 1996 and February 28, 1995.

                                     1997             1996            1995
   Future cash inflows           $ 1,901,220      $ 2,922,401     $ 1,240,670
   Future production and
     development costs              (955,275)      (1,398,293)       (642,010)
   Future income tax expenses        (64,735)        (196,596)           -
   Future net cash flows             881,210        1,327,512         598,660

   10% annual discount for
     estimated timing of cash flows (344,608)        (517,858)       (179,506)
   Standard measure of discounted
     future net cash flows       $   536,602      $   809,654     $   419,154

                   WYOMING OIL AND MINERALS, INC.

                     Notes to Financial Statements
      February 28, 1997, February 29, 1996 and February 28, 1995



12.  Supplementary Oil and Gas Information (Unaudited) (Continued)


  Oil and Gas Reserve Quantities (Continued)

  The following are the principal sources of changes in the standardized measure of discounted future net cash flows:


                                    February 28, February 29, February 28,
                                        1997         1996         1995

  Sales and transfers of oil and gas
   produced, net of production costs $ (85,084)  $ (14,808)   $ (43,461)
  Net changes in prices and production
   costs                               414,851     (13,554)     469,084
  Improved Recovery - Water Flood     (515,701)    515,701         -
  Revisions of previous quantities
   estimates                            25,294      (4,119)    (175,213)
  Net change in purchases and sales
   of minerals in place                   -            -       (600,886)
  Accretion of discount                 80,965      41,915       62,278
  Net changes in income taxes          131,861    (196,596)      51,327
  Other - mainly change in
   production costs                   (325,238)     61,961       33,249

   Net increase (decrease)            (273,052)    390,500     (203,622)

   Estimated standardized measures:
     Beginning of year                 809,654     419,154      622,776

     End of year                     $ 536,602    $809,654    $ 419,154