Form 10-Q
period 1997-05-31
WYOMING OIL & MINERALS INC
filed 1997-07-21
CIK 108729

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



 For Quarter Ended May 31, 1997                        Commission File #0-7919

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

 As of May 31, 1997, there were 16,750,000 shares of $0.01 par value common stock issued and outstanding.


 :

                  WYOMING OIL AND MINERALS, INC.

                        TABLE OF CONTENTS

                           May 31, 1997


 PART I - FINANCIAL STATEMENTS

           Unaudited Balance Sheets
         May 31, 1997 and February 28, 1997                       1

           Unaudited Condensed Statements of Operations
         Three Months Ended May 31, 1997 and 1996                 2


           Unaudited Condensed Statements of Changes
             in Financial Position
         Three Months Ended May 31, 1997 and 1996                 3

           Unaudited Notes to Financial Statements                4

           Management's Discussion and Analysis of
             the Unaudited Condensed Statements of
             Operations                                           5


 PART II - OTHER INFORMATION                                      6
























 :
                  WYOMING OIL AND MINERALS, INC.
                     UNAUDITED BALANCE SHEETS


      ASSETS                                               May 31,    Feb 28,
                                                            1997       1997
 Current assets:                                         ---------- ----------
    Cash                                                    $41,868     $7,430
    Accounts receivable                                      53,419     83,110
    Marketable equity securities,
      at market value (Note 4)                                5,850      5,850
    Inventory                                                46,485     43,325
                                                         ---------- ----------
           Total current assets:                            147,622    139,715
                                                         ---------- ----------
 Property and equipment, at cost less
   accumulated depreciation and depletion:
 174,390 =February 28, 1997
 176,720 =May 31, 1997
                                                            105,558    102,554
                                                         ---------- ----------
 Other assets                                                    61         61
                                                         ---------- ----------
                                                           $253,241   $242,330
                                                         ========== ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Notes payable, current portion (Note 3)                  $8,000     $8,000
    Accounts payable and accrued expenses                    81,082     73,150
                                                         ---------- ----------
           Total current liabilities:                        89,082     81,150
                                                         ---------- ----------
 Long term debt (Note 3)                                     50,000     50,000
                                                         ---------- ----------
 Stockholders' equity:
    Capital stock, common, $.01 par-value
    Authorized: 25,000,000 shares
    Issued: 16,750,000 shares as of
      February 28, 1997 and May 31, 1997                    167,500    167,500
    Additional paid-in capital                            1,021,025  1,021,025
    Accumulated deficit                                  (1,074,366)(1,077,345)
                                                         ---------- ----------
                                                            114,159    111,180
                                                         ---------- ----------








                                                           $253,241   $242,330
                                                         ========== ==========






 The notes to financial statements are an integral part of these statements.

                                1
 :
                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                           May 31,    May 31,
                                                            1997       1996
 Operating revenues:                                     ---------- ----------
    Oil and gas sales                                       $96,147    $75,400
    Other operating income                                    5,190      5,367
    Gain (loss) on sale of assets
                                                         ---------- ----------
           Total operating revenues                         101,337     80,767
                                                         ---------- ----------
 Operating expenses:
    Gerneral and administrative                              12,958     14,465
    Production expenses                                      83,923     69,996
    Lease rentals
                                                         ---------- ----------
           Total operating expenses                          96,881     84,461
                                                         ---------- ----------
           Operating income (loss)                            4,456     (3,694)
                                                         ---------- ----------
 Other income (expense):
    Realized gain (loss) sale of marketable securities
    Unrealized gain (loss) on valuation of marketable
      equity securities (Note 4)
    Interest income                                              11          4
    Interest (expense)                                       (1,486)    (1,466)
                                                         ---------- ----------
           Other income (expense) net                        (1,475)    (1,462)
                                                         ---------- ----------
 Earnings (loss) from operations before taxes on earnings     2,981     (5,156)
 Taxes on earnings                                              447
                                                         ---------- ----------
 Earnings (loss) before extraordinary items                   2,534     (5,156)
 Extraordinary items:
    Effects of utilization of loss carry-forward benefits       447
                                                         ---------- ----------
 Net earnings (loss)                                         $2,981    ($5,156)
                                                         ========== ==========
 Weighted average number of shares outstanding           16,750,000 16,750,000
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









                                2
 :
                  WYOMING OIL AND MINERALS, INC.
            UNAUDITED CONDENSED STATEMENTS OF CHANGES
                      IN FINANCIAL POSITION


                                                          Three Months Ended
                                                           May 31,    May 31,
                                                            1997       1996
                                                         ---------- ----------
 Sources of working capital:
    Net earnings (adjusted by items not using
      working capital)                                       $5,309      ($532)



                                                         ---------- ----------
                                                              5,309       (532)
                                                         ---------- ----------
 Uses of working capital:
    Purchase of properties (Note 2)                           5,333



                                                         ---------- ----------
                                                              5,333
                                                         ---------- ----------
 Increase (decrease) in working capital                         (24)      (532)
 Working capital (deficit), beginning of period              58,565     20,960
                                                         ---------- ----------
 Working capital (deficit), end of period                   $58,541    $20,428
                                                         ========== ==========













 The notes to financial statements are an integral part of these statements.

 :
                  WYOMING OIL AND MINERALS, INC.
             UNAUDITED NOTES TO FINANCIAL STATEMENTS


 1.  Significant accounting policies








     -------------------------------
      Refer to the Company's annual financial statements for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those financial satements for additional details of the Company's financial condition, results of operations, and changes in financial position. The details of those notes have not changed, except as a result of normal transactions in the interim, or as disclosed within this report.
      In the opinion of Management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of May 31, 1997 and 1996, and the results of operations for the three month periods then ended. The results of operations for the three month periods ended May 31, 1997 and 1996 are not necessarily indicative of the re-sults to be expected for the full year.

 2.  Properties
     ----------
      During the period ended May 31, 1997, the Company purchased interests in wells located in Hot Springs County, Wyoming at a cost of $5,333.

 3.  Notes payable
     -------------
      As of May 31, 1997, the Company had outstanding notes payable of $58,000. The interest rate on these loans is 1% over the prime rate. A loan having a balance of $8,000 is secured by a producing well.

 4.  Marketable Securities
     ---------------------
      Marketable securities are carried at the lower of cost or market at the balance sheet date. That determination is made by aggregating all current marketable equity securities. Marketable equity securities in current assets had a cost at May 31, 1997 of $73,411.
      At May 31, 1997, there were gross unrealized losses of $67,561 per-taining to the current portfolio.

 :
                  WYOMING OIL AND MINERALS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



      The following is Management's discussion and analysis of material changes in financial conditions since the end of the most recent fiscal year.

      During the three months ended May 31, 1997, the Company's net working capital decreased by $24, the result of capital provided by operations of








 $5,309 and the purchase of properties of $5,333.

      Crude oil and natural gas sales for the three months ended May 31, 1997 were $20,747 higher than for the corresponding period of the prior year. This increase is mostly the result of the purchase of producing properties.

      General and administrative expenses were $1,507 lower during the current three month period as compared to the corresponding 1996 period. This de-crease is due mainly to timing differences of various administrative costs.

      Production expenses were $13,927 higher during the 1997 period as compare to the 1996 period. This increase is mainly the result of the timing of various well repair costs and workover costs.

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


                                    WYOMING OIL AND MINERALS, INC.

                                             (Registrant)






 Dated: July 18, 1997
 --------------------------------                /s/ Jack C. Bradley, Jr.
                                          -------------------------
                                           Jack C. Bradley, Jr.
                                           President and Chief








                                           Financial Officer