Form 10-Q
period 1997-08-31
WYOMING OIL & MINERALS INC
filed 1997-10-20
CIK 108729

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended August 31, 1997            Commission File #0-7919

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

                   YES     X      NO


         As of August 31, 1997, there were 16,750,000 shares of $0.01 par value common stock issued and outstanding.



                  WYOMING OIL AND MINERALS, INC.

                        TABLE OF CONTENTS

                         August 31, 1997


 PART I - FINANCIAL STATEMENTS

           Unaudited Balance Sheets








         August 31, 1997 and February 28, 1997                    1

           Unaudited Condensed Statements of Operations
         Three and Six Months Ended August 31, 1997
         and 1996                                               2,3

           Unaudited Condensed Statements of Changes
             in Financial Position
         Six Months Ended August 31, 1997 and 1996                4

           Unaudited Notes to Financial Statements                5

           Management's Discussion and Analysis of
             the Unaudited Condensed Statements of
             Operations                                           6


 PART II - OTHER INFORMATION                                      7















 :
                  WYOMING OIL AND MINERALS, INC.
                     UNAUDITED BALANCE SHEETS


      ASSETS                                               Aug 31,    Feb 28,
                                                            1997       1997
 Current assets:
    Cash                                                    $22,429     $7,430
    Accounts receivable                                      57,209     83,110
    Marketable equity securities,
      at market value (Note 4)                                5,850      5,850
    Inventory                                                46,485     43,325

           Total current assets:                            131,973    139,715

 Property and equipment, at cost less
   accumulated depreciation and depletion:
 174,390 =February 28, 1997
 179,206 =August 31, 1997
                                                            118,822    102,554

 Other assets                                                    61         61

                                                           $250,856   $242,330









      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Notes payable, current portion (Note 3)                  $6,000     $8,000
    Accounts payable and accrued expenses                   109,369     73,150

           Total current liabilities:                       115,369     81,150

 Long term debt (Note 3)                                     50,000     50,000

 Stockholders' equity:
    Capital stock, common, $.01 par-value
    Authorized: 25,000,000 shares
    Issued: 16,750,000 shares as of
      February 28, 1997 and August 31, 1997                 167,500    167,500
    Additional paid-in capital                            1,021,025  1,021,025
    Accumulated deficit                                  (1,103,038)(1,077,345)

                                                             85,487    111,180

                                                           $250,856   $242,330







 The notes to financial statements are an integral part of these statements.

 :                              1
                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                           Six Months Ended
                                                           Aug 31,    Aug 31,
                                                            1997       1996
 Operating revenues:
    Oil and gas sales                                      $182,181   $148,306
    Other operating income                                    9,921     11,013
    Gain (loss) on sale of assets (Note 2)                                (700)

           Total operating revenues                         192,102    158,619

 Operating expenses:
    Gerneral and administrative                              31,478     34,955
    Production expenses                                     183,217    135,615
    Lease rentals

           Total operating expenses                         214,695    170,570

           Operating income (loss)                          (22,593)   (11,951)

 Other income (expense):
    Realized gain (loss) sale of marketable securities
    Unrealized gain (loss) on valuation of marketable equity securities (Note 4)








    Interest income                                              22         31
    Interest (expense)                                       (3,121)    (1,466)


           Other income (expense) net                        (3,099)    (1,435)

 Earnings (loss) from operations before taxes on earnings   (25,692)   (13,386)
 Taxes on earnings

 Earnings (loss) before extraordinary items                 (25,692)   (13,386)
 Extraordinary items:
    Effects of utilization of loss carry-forward benefits

 Net earnings (loss)                                       ($25,692)  ($13,386)

 Weighted average number of shares outstanding           16,750,000 16,750,000

 Net earnings (loss) per common share                         *          *

 *Less than $.01 per share
 The notes to financial statements are an integral part of these statements.
                                2
 :
                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                           Aug 31,    Aug 31,
                                                            1997       1996
 Operating revenues:
    Oil and gas sales                                      $106,781    $72,906
    Other operating income                                    4,554      5,646
    Gain (loss) on sale of assets (Note 2)                                (700)

           Total operating revenues                         111,335     77,852

 Operating expenses:
    Gerneral and administrative                              17,013     20,490
    Production expenses                                     113,221     65,619
    Lease rentals

           Total operating expenses                         130,234     86,109

           Operating income (loss)                          (18,899)    (8,257)

 Other income (expense):
    Realized gain (loss) sale of marketable securities
    Unrealized gain (loss) on valuation of marketable
      equity securities (Note 4)
    Interest income                                              18         27
    Interest expense                                         (1,655)

           Other income (expense) net                        (1,637)        27

 Earnings (loss) from operations before taxes on earnings   (20,536)    (8,230)
 Taxes on earnings

 Earnings (loss) before extraordinary items                 (20,536)    (8,230)








 Extraordinary items:
    Effects of utilization of loss carry-forward benefits

 Net earnings (loss)                                       ($20,536)   ($8,230)

 Weighted average number of shares outstanding           16,750,000 16,750,000

 Net earnings (loss) per common share                         *          *

 *Less than $.01 per share

 The notes to financial statements are an integral part of these statements.
                                3

 :
                  WYOMING OIL AND MINERALS, INC.
            UNAUDITED CONDENSED STATEMENTS OF CHANGES
                      IN FINANCIAL POSITION


                                                           Nine Months Ended
                                                           Aug 31,    Aug 31,
                                                            1997       1996

 Sources of working capital:
    Net earnings from operations (adjusted by
      items not using working capital)                     ($20,878)   ($4,417)
    Sale of depreciable property (Note 2)                                1,500



                                                            (20,878)    (2,917)

 Uses of working capital:

    Purchase of depreciable property (Note 2)                21,083



                                                             21,083

 Increase (decrease) in working capital                     (41,961)    (2,917)
 Working capital (deficit), beginning of period              58,565     20,960

 Working capital (deficit), end of period                   $16,604    $18,043






















 The notes to financial statements are an integral part of these statements.

 :
                  WYOMING OIL AND MINERALS, INC.
             UNAUDITED NOTES TO FINANCIAL STATEMENTS


 1.  Significant accounting policies

      Refer to the Company's annual financial statements for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those financial satements for additional details of the Company's financial condition, results of operations, and changes in financial position. The details of those notes have not changed, except as a result of normal transactions in the interim, or as disclosed within this report.
      In the opinion of Management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of August 31, 1997 and 1996, and the results of operations for the three and six month periods then ended. The results of operations for the three and six month periods ended August 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

 2.  Oil and gas properties

      During the period ended August 31, 1997, the Company purchased interests in 7 wells located in Hot Springs County, Wyoming at a cost of $21,083.
      During the period ended August 31, 1996, the Company sold its interest in a well located in Campbell County, Wyoming for $800, having a cost basis of $1,500.

 3.  Notes payable

      As of August 31, 1997, the Company had outstanding notes payable of $56,000. The interest rates on these loans is 1% over the prime rate. A loan having a balance of $6,000 is secured by a producing well.


 4.  Marketable Securities

      Marketable securities are carried at the lower of cost or market at the balance sheet date. That determination is made by aggregating all current marketable equity securities. Marketable equity securities in current assets had a cost at August 31, 1997 of $73,411.
      At August 31, 1997, there were gross unrealized losses of $67,561 per-taining to the current portfolio.

                  WYOMING OIL AND MINERALS, INC.








             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


      The following is Management's discussion and analysis of material changes in financial conditions since the end of the most recent fiscal year.

      During the six months ended August 31, 1997, the Company's net working capital decreased by $41,961, the result of capital used by operations of $20,878 and the purchase of properties of $21,083 (Note 2).

      Crude oil and natural gas sales for the six months ended August 31, 1997 were $33,875 higher than for the corresponding period of the prior year. This increase is mostly the result of the purchase of producing properties.

      General and administrative expenses were $3,477 lower during the current six month period as compared to the corresponding 1996 period. This decrease is mainly the result of timing differences of various administrative costs.

      Production expenses were $47,602 higher during the 1997 period as com-pared to the 1996 period. This increase is the result of fluctuations in the timing of various well repair costs and workover costs.

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


                                               WYOMING OIL AND MINERALS, INC.

                                                       (Registrant)








Dated:    October 16, 1997
       ----------------------                    /s/ Jack C. Bradley, Jr.
                                                 --------------------------
                                                 Jack C. Bradley, Jr.
                                                 President and Chief
                                                 Finanacial Officer