Form 10-Q
period 1997-11-30
WYOMING OIL & MINERALS INC
filed 1998-01-20
CIK 108729

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended November 30, 1997          Commission File #0-7919

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

                   YES     X      NO


         As of November 30, 1997, there were 16,750,000 shares of $0.01 par value common stock issued and outstanding.



                  WYOMING OIL AND MINERALS, INC.

                        TABLE OF CONTENTS

                        November 30, 1997


 PART I - FINANCIAL STATEMENTS

           Unaudited Balance Sheets








         November 30, 1997 and February 28, 1997                  1

           Unaudited Condensed Statements of Operations
         Three and Nine Months Ended November 30, 1997
         and 1996                                               2,3

           Unaudited Condensed Statements of Changes
             in Financial Position
         Nine Months Ended November 30, 1997 and 1996             4

           Unaudited Notes to Financial Statements                5

           Management's Discussion and Analysis of
             the Unaudited Condensed Statements of
             Operations                                           6


 PART II - OTHER INFORMATION                                      7















 :
                  WYOMING OIL AND MINERALS, INC.
                     UNAUDITED BALANCE SHEETS


      ASSETS                                               Nov 30,    Feb 28,
                                                            1997       1997
 Current assets:
    Cash                                                    $11,895     $7,430
    Accounts receivable                                      55,719     83,110
    Marketable equity securities,
      at market value (Note 4)                                5,850      5,850
    Inventory                                                46,485     43,325

           Total current assets:                            119,949    139,715

 Property and equipment, at cost less
   accumulated depreciation and depletion:
 174,390 =February 28, 1997
 181,659 =November 30, 1997
                                                            206,159    102,554

 Other assets                                                    61         61

                                                           $326,169   $242,330









      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Notes payable, current portion (Note 3)                  $5,500     $8,000
    Accounts payable and accrued expenses                   107,352     73,150

           Total current liabilities:                       112,852     81,150

 Long term debt (Note 3)                                     50,000     50,000

 Stockholders' equity:
    Capital stock, common, $.01 par-value
    Authorized: 25,000,000 shares
    Issued: 16,750,000 shares as of
      February 28, 1997 and November 30, 1997               167,500    167,500
    Additional paid-in capital                            1,021,025  1,021,025
    Accumulated deficit                                  (1,025,208)(1,077,345)

                                                            163,317    111,180

                                                           $326,169   $242,330







 The notes to financial statements are an integral part of these statements.

 :                              1
                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                           Nine Months Ended
                                                           Nov 30,    Nov 30,
                                                            1997       1996
 Operating revenues:
    Oil and gas sales                                      $265,270   $254,112
    Other operating income                                   14,829     16,674
    Gain (loss) on sale of assets (Note 2)                                (700)

           Total operating revenues                         280,099    270,086

 Operating expenses:
    Gerneral and administrative                              44,119     49,802
    Production expenses                                     178,994    216,099
    Lease rentals                                                 7

           Total operating expenses                         223,120    265,901

           Operating income (loss)                           56,979      4,185

 Other income (expense):
    Realized gain (loss) sale of marketable securities
    Unrealized gain (loss) on valuation of marketable equity securities (Note 4)








    Interest income                                              34         33
    Interest (expense)                                       (4,875)    (3,110)


           Other income (expense) net                        (4,841)    (3,077)

 Earnings (loss) from operations before taxes on earnings    52,138      1,108
 Taxes on earnings                                            7,821        166

 Earnings (loss) before extraordinary items                  44,317        942
 Extraordinary items:
    Effects of utilization of loss carry-forward benefits     7,821        166

 Net earnings (loss)                                        $52,138     $1,108

 Weighted average number of shares outstanding           16,750,000 16,750,000

 Net earnings (loss) per common share                         *          *

 *Less than $.01 per share
 The notes to financial statements are an integral part of these statements.
                                2
 :
                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                           Nov 30,    Nov 30,
                                                            1997       1996
 Operating revenues:
    Oil and gas sales                                       $83,089   $105,806
    Other operating income                                    4,908      5,661
    Gain (loss) on sale of assets (Note 2)

           Total operating revenues                          87,997    111,467

 Operating expenses:
    Gerneral and administrative                              12,641     14,847
    Production expenses                                      (4,223)    80,484
    Lease rentals                                                 7

           Total operating expenses                           8,425     95,331

           Operating income (loss)                           79,572     16,136

 Other income (expense):
    Realized gain (loss) sale of marketable securities
    Unrealized gain (loss) on valuation of marketable
      equity securities (Note 4)
    Interest income                                              12          2
    Interest expense                                         (1,754)    (1,644)

           Other income (expense) net                        (1,742)    (1,642)

 Earnings (loss) from operations before taxes on earnings    77,830     14,494
 Taxes on earnings                                           11,674      2,174

 Earnings (loss) before extraordinary items                  66,155     12,320








 Extraordinary items:
    Effects of utilization of loss carry-forward benefits    11,674      2,174

 Net earnings (loss)                                        $77,830    $14,494

 Weighted average number of shares outstanding           16,750,000 16,750,000

 Net earnings (loss) per common share                         *          *

 *Less than $.01 per share

 The notes to financial statements are an integral part of these statements.
                                3

 :
                  WYOMING OIL AND MINERALS, INC.
            UNAUDITED CONDENSED STATEMENTS OF CHANGES
                      IN FINANCIAL POSITION


                                                           Nine Months Ended
                                                           Nov 30,    Nov 30,
                                                            1997       1996

 Sources of working capital:
    Net earnings from operations (adjusted by
      items not using working capital)                      $59,405    $13,790
    Sale of depreciable property (Note 2)                                1,500



                                                             59,405     15,290

 Uses of working capital:

    Purchase of depreciable property (Note 2)               110,873



                                                            110,873

 Increase (decrease) in working capital                     (51,468)    15,290
 Working capital (deficit), beginning of period              58,565     20,960

 Working capital (deficit), end of period                    $7,097    $36,250






















 The notes to financial statements are an integral part of these statements.

 :
                  WYOMING OIL AND MINERALS, INC.
             UNAUDITED NOTES TO FINANCIAL STATEMENTS


 1.  Significant accounting policies

      Refer to the Company's annual financial statements for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those financial satements for additional details of the Company's financial condition, results of operations, and changes in financial position. The details of those notes have not changed, except as a result of normal transactions in the interim, or as disclosed within this report.
      In the opinion of Management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of November 30, 1997 and 1996, and the results of operations for the three and nine month periods then ended. The results of operations for the three and nine month periods ended November 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

 2.  Oil and gas properties

      During the period ended November 30, 1997, the Company purchased interests in 7 wells located in Hot Springs County, Wyoming at a cost of $21,083. Also during this period, the Company capitalized costs of $89,790 relating to major well enhancements located in Weston County, Wyoming.
      During the period ended November 30, 1996, the Company sold its interest in a well located in Campbell County, Wyoming for $800, having a cost basis of $1,500.

 3.  Notes payable

      As of November 30, 1997, the Company had outstanding notes payable of $55,500. The interest rates on these loans is 1% over the prime rate. A loan having a balance of $5,500 is secured by a producing well.


 4.  Marketable Securities

      Marketable securities are carried at the lower of cost or market at the balance sheet date. That determination is made by aggregating all current marketable equity securities. Marketable equity securities in current assets had a cost at November 30, 1997 of $73,411.
      At November 30, 1997, there were gross unrealized losses of $67,561 per-taining to the current portfolio.

                  WYOMING OIL AND MINERALS, INC.








             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


      The following is Management's discussion and analysis of material changes in financial conditions since the end of the most recent fiscal year.

      During the nine months ended November 30, 1997, the Company's net working capital decreased by $51,468, the result of capital supplied by operations of $59,405 and the purchase of properties of $110,873 (Note 2).

      Crude oil and natural gas sales for the nine months ended November 30, 1997 were $11,158 higher than for the corresponding period of the prior year. This increase is mostly the result of the purchase of producing properties.

      General and administrative expenses were $5,683 lower during the current nine month period as compared to the corresponding 1996 period. This decrease is mainly the result of timing differences of various administrative costs.

      Production expenses were $37,105 lower during the 1997 period as com-pared to the 1996 period. This decrease is the result of fluctuations in the timing of various well repair costs and workover costs. Also, during the current period major enhancement well costs were capitalized (Note 2).

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


                                          WYOMING OIL & MINERALS, INC.

                                                 (Registrant)














  Dated:  January 15, 1998
        _______________________

                                             /s/ Jack C. Bradley, Jr.
                                             -------------------------
                                             Jack C. Bradley, Jr.
                                             President and Chief
                                             Financial Officer