Form 10-K
period 1998-02-28
WYOMING OIL & MINERALS INC
filed 1998-06-17
CIK 108729

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended February 28, 1998
                       Commission File Number 0-7919

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

          Yes   X        No

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant (14,364,500 shares). The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of May 15, 1998 (based on $.01 bid, $.050 asked) - $430,935.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date. May 15, 1998 17,250,000 shares.

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

     Compliance with statutory requirements respecting environmental quality may necessitate significant capital outlays which may materially effect the earning power of the Company or may cause material changes in the Company's proposed business. In the past fiscal year, the Company expended less than $1,000 to comply with environmental regulation. It does not contemplate spending significant funds incidental to its operation in the present fiscal year to comply with environmental regulations.

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


                                     2
     The Company employs its President, Jack C. Bradley, Jr., who receives $2000 monthly and reimbursement of his actual and necessary expenses.

     The Company is operating in one industry segment, the exploration, production and sale of oil and gas. See Financial Statements.

     The Company is Y2K compliant as of February 28, 1998. The Company believes its major purchasers and suppliers are also Y2K compliant.

Item 2.   Properties

     The Company rents office space in the Goodstein Building in Casper, Wyoming at $400 per month.

     Oil and Gas Properties. For the following discussion, gross well or acre is a well or acre in which an interest is owned. The number of gross wells is the total number of wells in which an interest is owned.

     A net well or acre is deemed to exist when the sum of fractional ownership interest in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional ownership interests owned in gross wells or acres as expressed as whole numbers and fractions thereof.

     A summary of the Company's oil and gas properties as of February 28, 1998 all located in the state of Wyoming is as follows:

                                        Gross Acres         Net Acres

     Undeveloped proved and
      unproved acres:
     Leasehold interest:
      Oil and gas                            860              800.57

     Developed proved acres:
      Leasehold interest:
         Primarily oil                     5,728             2,045
         Primarily gas                         0                 0


     Oil and Gas Production. As of February 28, 1998, the Company owns the following productive wells:
                                   Oil                 Gas
                              Gross          Net       Gross          Net

Working Interest               51         23.7669        1            .50
Royalty                        36           .1046        0           0

     From its drilling efforts and from production purchased from others, the Company's net yearly production of crude oil and gas has been as follows:

     Year Ended
     the last day
     of February              Crude Oil in Barrels              Gas in MCF

       1996                         13,157                        3,558
       1997                         16,786                        2,629
       1998                         16,081                        4,295

     The average sales price (including transfers) per unit oil and gas produced for the years ended the last day of February is as follows:

                         1998           1997           1996

     Oil -- Barrels     $18.50         $20.97         $17.00
     Gas -- MCF          $2.16        $  2.64        $  1.43

     The average production (lifting) cost per unit of production is as follows:

                         1998           1997           1996

     Oil -- Barrels     $13.43         $14.58         $16.96
     Gas -- MCF         $ 1.25        $  1.25        $  1.25

                           Net Exploratory Wells

Fiscal Year
  Drilled           Producers           Dry Holes           Total Wells

   1996                0                     0                    0
   1997                0                     0                    0
   1998                0                     0                    0

                           Net Development Wells

Fiscal Year
  Drilled           Producers           Dry Holes           Total Wells

   1996               0                      0                    0
   1997               0                      0                    0
   1998               0                      0                    0

     Reserves. The following are reserve estimates as of last day of February:

Proved Oil and Gas Reserves             Oil (bbls)          Gas (mcf)

          1996                           163,378             86,884
          1997                            88,197             84,255
          1998                           127,080             80,867

Proved Developed Oil and Gas Reserves

          1996                           163,378             86,884
          1997                            88,197             84,255
          1998                           127,080             80,867

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

March 1, 1992 through February 28, 1993          1 cent         1 cent

March 1, 1993 through February 28, 1994          1 cent         1 cent

March 1, 1994 through February 28, 1995          1 cent         1 cent

March 1, 1995 through February 29, 1996          1 cent         1 cent

March 1, 1996 through February 28, 1997          1 cent         1 cent

March 1, 1997 through February 28, 1998          1 cent         1 cent


     The source for the over-the-counter quotations is the National Association of Securities Dealers. Such quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     There were approximately 1,609 holders of record of the Company's common stock as of May 15, 1998.

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

Item 6.   Selected Financial Data

                                   Year Ended February 28/29
                        1998       1997       1996       1995       1994
Revenues:
 Operating revenues from
  oil and gas sales   $306,807   $357,765   $266,227   $293,777   $207,295

Other operating
 revenues               19,566     22,039     24,962     32,160     25,852

Earnings (loss) from
 continuing operations before
 extraordinary items    18,197    ( 9,698)   (51,635)   (27,147)   (396,484)

Extraordinary items       --         --         --          --         --

Net earnings (loss) from
 continuing operations  18,197    ( 9,698)   (51,635)   (27,147)   (396,484)
Earnings (loss) per share
 from continuing operations*          *          *        (.02)        *

Cash dividends per
 common share             --          --         --         --         --

At year end:

Total assets           342,140    242,330    256,806    284,012     414,237
Long-term obligations   86,693     50,000     50,000     50,000      58,703
* Less than $.01 per share

Item 7.   Management's Discussion and Analysis of
          Financial Conditions and Results of Operation


Financial Position

     During the Company's fiscal year 1998, net cash decreased by $3,976.
Of this decrease, $112,399 was from the purchase of properties and $3,500 was principal payments on debt. The Company's emphasis regarding property additions continues to be toward acquiring existing production rather than from drilling
new wells.  No new drilling was done by the Company in fiscal 1998.   Short term
notes payable decreased by $3,500 which was paid in cash. The Company has financed property acquisitions with debt and continue to repay such borrowing with the revenues from those properties.
                                     7

Result of Operations

     The Company's oil and gas revenues decreased from $357,765 in fiscal 1997 to $306,807, mainly due to a decrease in oil prices in fiscal 1998. Present production has the effect of decreasing Wyoming Oil & Minerals reserves, however, due mainly to doing the waterflood of the Don Thorson #1, total oil and gas reserves increased significantly for the fiscal year ended February 29, 1998. An independent engineering firm generated a partial reserves analysis during fiscal year 1998. Crude oil sales stayed approximately the same.

     During fiscal 1998, the amount reserved for the depletion of reserves and the depreciation of equipment was $15,934. Income on operations for the year was $18,197 due, in part, to the cost of abandoned nonproducing properties being only $4,842.

     Production and operating expenses decreased approximately 19% as a percentage from fiscal 1997 to 1998, due to less workover costs.

     "Total" General and Administrative expenses decreased approximately $5,498 from fiscal 1997 compared to fiscal 1998 due to a decrease in expense for well logs, maps, etc. of $5,292. Since fiscal 1985, the Company resolved to avoid those activities that required additional outside professional services and to limit operations to the management of existing properties and the acquisition of additional properties within the Company's ordinary course of business.

     Interest expense remained approximately the same as in fiscal 1997.

     Management anticipates the current low prices for oil will continue throughout 1999. Therefore management anticipates revenue and expenses will remain about the same for fiscal year 1999.

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

     Jack C. Bradley Jr., age 56, has been president and a director of the Company since February 23, 1973. Bradley also is the president, a director, and the majority shareholder of Manx Oil Corporation, Casper, Wyoming since 1969; vice-president, director and shareholder on Manewal-Bradley Oil Company, Newcastle, Wyoming since 1962; and, secretary, director and shareholder of Econoservice, Inc., Casper, Wyoming since 1986 -- all of which are engaged in the oil and gas exploration or production business.

     Since 1970, he has been owner of Zephyr Exploration which is a sole proprietorship engaged in the oil and gas exploration and production business and real estate investments.

     Jess A. Tolerton, age 74, has been secretary, treasurer and director since February 12, 1974. Tolerton was a practicing attorney in Cheyenne, Wyoming from 1966 to 1968 and from January 1974 to December 31, 1990. He is now retired from practice.

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

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management.

                              Amount and Nature
                               of Beneficial                Percent of
Name and Address                 Ownership                     Class

The Hawks Company                 1,760,000 (1)                10.2%
P.O. Box 2493
Casper, WY  82601
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


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a)  See attached Financial Statements,
     Unaudited Supplemental Financial Information and Schedules.

(b) No reports of Form 8-K were filed in the fourth quarter of the fiscal year ended February 28, 1998.

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



DATED: June 11, 1998


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



DATED: June 11, 1998




                                         /s/ Jess A. Tolerton
                                        Jess A. Tolerton
                                        Director and Secretary



DATED: June 11, 1998














                      WYOMING OIL AND MINERALS, INC.

                              CASPER, WYOMING


                           FINANCIAL STATEMENTS

               AS OF FEBRUARY 28, 1998 AND FEBRUARY 28, 1997







                       INDEPENDENT AUDITOR'S REPORT



Board of Directors
Wyoming Oil and Minerals, Inc.
Casper, Wyoming

I have audited the accompanying balance sheets of Wyoming Oil and Minerals, Inc., as of February 28, 1998 and 1997 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended February 28, 1998, February 28, 1997 and February 29, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wyoming Oil and Minerals, Inc. as of February 28, 1998 and 1997, and the results of its operations and changes in its stockholders' equity and its cash flow for the years ended February 28, 1998, February 28, 1997 and February 29, 1996, in conformity with generally accepted accounting principles.



                                   MAURICE M. MORTON
                                   Certified Public Accountant


Casper, Wyoming
May 14, 1998                      WYOMING OIL AND MINERALS, INC.

                              Balance Sheets

                                  ASSETS


                                        February 28,             February 28,
                                           1998                  1997

Current assets:
      Cash                                   $  3,454            $    7,430
      Accounts receivable                      23,391                64,446
      Marketable equity securities -
      (Note 3)                                  5,850                 5,850
0      Inventory of oilfield equipment and
       oil in tanks - at lower of cost (specific identification)
       or market                               37,485                43,325


        Total current assets                   70,180               121,051

Property and equipment, at cost under the
      successful efforts method of accounting
       (Note 4):
        Proved oil and gas properties
        (Notes 4 & 5)                         435,342               268,023
        Unproved oil and gas properties          -                    4,842
        Pipeline and drilling equipment           570                   570
        Office furniture and equipment          3,509                 3,509
                                              439,421               276,944

Less accumulated depletion and depreciation  (190,324)             (174,390)
                                              249,097               102,554

Accounts receivable - non current              22,802                18,664
Other assets                                       61                    61
                                               22,863                18,725
                                          $   342,140            $  242,330
                                                                 (continued)












              See accompanying notes to financial statements.
                                    F-2
                       WYOMING OIL AND MINERALS, INC.

                              Balance Sheets
                               (Continued)

                   Liabilities and Stockholders' Equity

                                            February 28,           February 28,
                                               1998                  1997

Current liabilities:
      Notes payable (Note 5):
       Related parties                    $         4,500        $    8,000
      Accounts payable                            109,268            73,150
      Accrued expenses                              2,024               -
      Current portion of long-term debt (Note 6)    2,778               -


       Total current liabilities                  118,570            81,150

Long-term debt - related parties (Note 6)          50,000            50,000
Long-term debt - other (Note 6)                    36,693               -
                                                   86,693            50,000

Stockholders' equity (Note 7):
      Common stock, $.01 par value:
       Authorized - 25,000,000 shares
       Issued - 17,250,000 shares in 1998
        and 16,750,000 shares in 1997             172,500           167,500
      Additional paid-in capital                1,023,525         1,021,025
      Accumulated deficit                      (1,059,148)       (1,077,345)

                                                  136,877           111,180

                                          $       342,140        $  242,330












              See accompanying notes to financial statements.
                                    F-3
                      WYOMING OIL AND MINERALS, INC.

                         Statements of Operations

                                    February 28,    February 28,   February 29,
                                       1998              1997          1996

Operating revenues:
      Oil and gas sales (Note 10)    $306,807        $ 357,765     $  266,227
      Gain (loss) on sale of oil and
       gas properties and equipment      -                (700)          -
      Other operating income           19,566           22,039         24,962

       Total operating revenues       326,373          379,104        291,189

Operating expenses:
      General and administrative       58,901           64,399         64,830
      Depreciation and depletion       15,934           17,184         18,501
      Oil and gas production costs    221,403          272,681        251,419
      Abandoned properties              4,842           28,619           -
      Lease rentals                       620                1          1,629

       Total operating expenses       301,700          382,884        336,379

       Operating income (loss)         24,673           (3,780)       (45,190)

Other income (expense):
      Interest income                      44               44            523
      Interest expense                 (6,520)          (5,962)        (6,968)


       Other income (expense), net     (6,476)          (5,918)        (6,445)
                                                                  (continued)














              See accompanying notes to financial statements.
                                    F-4
                      WYOMING OIL AND MINERALS, INC.

                         Statements of Operations
                                (Continued)

                                    February 28,     February 28,  February 29,
                                       1998              1997          1996

Earnings (loss) before income taxes:$    18,197      $   (9,698)    $   (51,635)
  Current taxes                            -               -             -


Net earnings (loss)                 $    18,197      $   (9,698)    $   (51,635)
Weighted average number of shares
      outstanding                   $17,000,000      $16,750,000    $16,750,000

Net earnings (loss ) per
      common share:
       Primary and fully diluted:

      Net earnings (loss)           $     *          $    *         $    *





*Less than $.01 per share




















              See accompanying notes to financial statements.
                                    F-5
                        WYOMING OIL AND MINERALS, INC.

                                 Statements of Stockholders' Equity

                             Common Stock    Additional
                            $.01 Par Value    Paid-in    Accumulated
                           Shares     Amount  Capital     Deficit      Total

 Balance at Feb 28, 1995 16,750,000 $167,500 $1,021,025 $(1,016,012)  172,513

 Net loss                    -          -        -          (51,635)  (51,635)

 Balance at Feb 29, 1996 16,750,000  167,500  1,021,025  (1,067,647)  120,878

 Net loss                    -          -        -           (9,698)   (9,698)

 Balance at Feb 28, 1997 16,750,000  167,500  1,021,025  (1,077,345)  111,180

 Shares issued for properties500,000   5,000      2,500       -         7,500

 Net income                  -          -        -            18,197   18,197

 Balance at Feb 28, 1998 17,250,000 $172,500 $1,023,525 $  1,059,148 $136,877











                           See accompanying notes to financial statements.

                                                 F-6
                       WYOMING OIL AND MINERALS, INC.
                          Statements of Cash Flows

                                     February 28,   February 28,  February 29,
                                        1998            1997          1996

Cash flows from operating activities:
 Cash received from customers    $     369,130     $  340,010   $   294,067
 Cash paid to suppliers and employees (244,806)      (329,374)     (322,597)
 Interest income                            44             44           523
 Interest expense                       (4,493)        (7,767)       (5,163)

 Net cash provided by (used in)
  operating activities                 119,875          2,913       (33,170)

Cash flows from investing activities:
 Purchase of oil and gas properties
  and equipment                       (120,351)           -         (15,100)
 Proceeds from sale of oil and gas
  properties and equipment                -               800          -

 Net cash provided by (used in)
  investing activities                (120,351)           800       (15,100)

Cash flows from financing activities:
 Principal payments                     (3,500)        (4,000)       (5,000)

 Net cash provided by (used in)
  financing activities                  (3,500)        (4,000)       (5,000)

Net increase (decrease) in cash and
 cash equivalents                       (3,976)          (287)      (53,270)

Cash and cash equivalents at
 beginning of year                       7,430          7,717        60,987

Cash and cash equivalents at end of year$3,454        $ 7,430     $   7,717
                                                                (continued)









              See accompanying notes to financial statements.
                                    F-7
                       WYOMING OIL AND MINERALS, INC.
                          Statements of Cash Flows
                                (Continued)

                                     February 28,   February 28,  February 29,
                                        1998            1997          1996

Reconciliation of net income to net cash provided by (used in) operating activities

Net earnings (loss)              $     18,197     $   (9,698)  $   (51,635)

Adjustments to reconcile net income to cash
 provided by (used in) operating activities:
 Depreciation and depletion            15,934         17,184        18,501
 (Increase) decrease in
     accounts receivable               36,917        (39,794)        2,878
 (Increase) decrease in inventory       5,840          6,680       (32,343)
 Increase (decrease) in
     accounts payable                  36,121          1,027        27,624
 Increase (decrease) in
     accrued expenses                   2,024         (1,805)        1,805
 Abandoned properties                   4,842         28,619           -
 Gain (loss) on sale of oil and gas properties
  and equipment                            -             700           -

Net cash provided by (used in)
 operating activities            $    119,875     $    2,913   $   (33,170)



Supplemental schedule of non cash investing and financing activities

For the year ended February 28, 1998, the Company purchased properties with a cost of $46,971 in exchange for stock and a note payable.















              See accompanying notes to financial statements.
                                    F-8
                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
    February 28, 1998 and February 28, 1997 and February 29, 1996
0
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    General

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

                    Notes to Financial Statements
    February 28, 1998 and February 28, 1997 and February 29, 1996

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












                                 F-10
                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
    February 28, 1998 and February 28, 1997 and February 29, 1996

2.  FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter of the year ended February 28, 1998, the Company recorded an additional $46,971 in the purchase price of two oil and gas leases.

    During the fourth quarter of the year ended February 28, 1997, the Company wrote off a proved undeveloped lease. Cost was decreased $28,619 and a loss was recorded of $28,619.

    During the fourth quarter of the year ended February 29, 1996, the Company recorded an increase of $32,893 in the amount of oil inventory stored in tanks. Oil and gas income also increased $32,893.

3.  MARKETABLE EQUITY SECURITIES

    Marketable equity securities are summarized below:

                                         February 28,  February 28, February 29,
                                            1998           1997        1996

  Available-for-sale securities, at cost $  48,702     $  48,702    $  48,702
      Less: Valuation allowance             42,852        42,852       42,852

      Fair Value                         $   5,85   0  $   5,850    $   5,850

  There were no significant unrealized gains or losses.

4.    OIL AND GAS PROPERTIES

  During fiscal 1998, the Company purchased a 13.333% working interest in a producing lease in Hot Springs County, Wyoming and a 45% working interest in another producing lease in the same County. Both leases were purchased from a related party.

  During fiscal 1998, the Company purchased a 50% working interest in two producing leases in Hot Springs County, Wyoming for $54,471. Both leases were purchased from a related party.

  During fiscal 1998, the Company expended $99,264 for a major betterment workover on the Wade Hill Unit. The expenditures were to a related party. This amount is not being depleted as the results of the workover on production is not known at this time.

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

    See Note 2, also.              F-11
                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
    February 28, 1998 and February 28, 1997 and February 29, 1996

5.    NOTES PAYABLE

  The Company had outstanding notes payable as follows:

  Other                                 1998              1997

  Note to individual (related party) due on demand, interest at 1% over the prime rate (9.50% at February 28, 1998)
    secured by a producing well.     $  4,500       $    8,000

  Other information regarding short-term notes payable is as follows:

                                        1998            1997         1996

  Average aggregate short-term
      borrowings                   $    6,250       $  10,000     $  14,500
  Maximum aggregate short-term borrowings
      at any month-end             $    8,000       $  12,000     $  17,000
  Weighted average interest rate         9.50%          9.25%          9.0%

  The weighted average interest rate was computed by dividing interest expense by the weighted average of such borrowings outstanding.

6.    LONG-TERM DEBT

  The Company had long-term debt as follows:

                                                    1998              1997

  Note payable to a partnership, due in monthly
      payments of $500 including imputed interest
      at 9%, maturity date February 12, 2007, original
      face amount of note was $60,000.           $  39,471          $   -

  Notes payable to two individuals (related parties), due
      December 1, 1999, interest at 2% over the prime rate
      (10.50% at February 28, 1998), unsecured      50,000           50,000
                                                    89,471           50,000

  Less current portion                              (2,778)             -
                                                $   86,693         $ 50,000



                                F-12
                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
    February 28, 1998 and February 28, 1997 and February 29, 1996

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

                                                 February 28,     February 29
                                              1998         1997       1996

  Pretax income per books                  $ 25,075    $ (9,698)  $  (51,635)
  Timing differences:
    Depletion on intangible drilling costs      200       2,000        2,000

  Taxable income (loss)                    $ 25,275    $ (7,698)  $  (49,635)

  Deferred tax (assets) liabilities are comprised of the following, computed using a tax rate of 15%:

Tax effects of temporary differences for:    1998          1997       1996

  Accounting for oil and gas properties    $   575     $    306   $      606
  Accounting for securities held for sale   (6,428)      (6,428)      (6,428)
                                            (5,853)      (6,122)      (5,822)
    Tax loss carryforwards                 (56,199)     (92,382)    (107,216)
                                           (62,052)     (98,504)    (113,038)
    Valuation allowance                     62,052       98,504      113,038
    Net deferred tax                       $   -       $   -       $    -




                                F-13
                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
    February 28, 1998 and February 28, 1997 and February 29, 1996

  8. INCOME TAXES (Continued)

     At February 28, 1998, the Company had net operating loss carryforwards available of $374,662 and unused investment credit carryforwards available of $4,222. Such carryforwards expire as follows:

                                                 Net
                                              Operating           Investment
                          Expiration             Loss               Credits

                             1999             $    -              $   498
                             2000               44,322              3,724
                             2001               20,035                -
                             2002              127,905                -
                             2009              115,412                -
                             2010                8,006                -
                             2011               49,540                -
                             2012                9,442                -
                                              $374,662            $ 4,222*

  * subject to limitations

  The Company also has long-term capital loss carryover of $94,940.

  9.  RELATED PARTY TRANSACTIONS

      The Company is related to the following companies by common ownership and/or management:

           Manx Oil Corporation
           Manewal-Bradley Oil Company, Inc.
           Zephyr Exploration
           Econoservice, Inc.

      Lease operating expenses paid to Manx Oil Company were $252,552, to Manewal-Bradley Oil Company, Inc. were $4,202 and to Econoservice, Inc. were $2,231 for the year ended February 28, 1998. Amounts received from Manx Oil Corporation were $3,401 for lease operating expenses.
      Oil and gas revenue received from Manx Oil Corporation were $275,740 and oil and gas revenue paid were $3,039. The Company owed Manx Oil Corporation $76,504 at February 28, 1998 and $57,466 at February 28, 1997. Manx Oil Corporation owed the Company $11,241 at February 28,
      1998 and $47,815 at February 28, 1997.  See Note 4 also.





                                 F-14
                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
    February 28, 1998 and February 28, 1997 and February 29, 1996

10. MAJOR PURCHASERS AND CONCENTRATION OF RISK

    Substantially all of the Company's accounts receivable at February 28, 1998 and February 28, 1997 result from oil and gas sales to other companies in the oil and gas industry or joint industry billings to other interest holders. This concentration of customers may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry - wide changes in economic or other conditions. Such receivables are generally not collateralized. One single joint interest receivable comprises 56% of total noncurrent accounts receivable at February 28, 1998.

    The following customers each contributed 10% or more of the revenues derived from oil and gas sales as follows:

                         February 28,        February 28,       February 29,
                            1998                1997                1996

   Eighty-Eight Oil     $  218,696          $   162,606        $  132,678
   Texaco               $   47,141          $    43,464        $   33,707
   JN Petroleum         $   65,293          $    92,509        $   59,620

11.   SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited)

  Capitalized Costs

  Capitalized costs relating to the Company's oil and gas producing activities as of February 28, 1998, February 28, 1997 and February 29, 1996 are as follows:
                                     1998           1997             1996
           Proved properties    $   435,342     $  268,023       $  298,142
           Unproved properties         -             4,842            4,842

                                 $  435,342     $  272,865       $   302,984

           Support equipment     $      570     $      570       $       570

           Accumulated depreciation
                   and depletion $  179,937     $  170,881       $   153,697

           Costs incurred in oil and gas property acquisition, exploration and development activities

           Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures, are summarized as follows for the years ended February 28, 1998, February 28, 1997 and February 29, 1996 (all in the United States):
                                     1998        1997          1996
      Property acquisition costs:
       Proved properties         $   68,055  $   -        $    15,100
       Unproved properties       $     -     $   -        $       -
       Exploration costs         $      620  $   1        $      1,629
       Development costs         $   99,264  $   -        $       -
                                 F-15
                 WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
    February 28, 1998 and February 28, 1997 and February 29, 1996

11. SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited) (continued)

    Results of operations for oil and gas producing activities

    The results of operations for oil and gas producing activities, excluding capital expenditures and corporate overhead and interest costs, are as follows for the years ended February 28, 1998, February 28, 1997 and February 29, 1996 (all in the United States):

                                     1998           1997           1996

      Revenues                $     306,807    $   357,765  $      266,227
      Production costs              221,403        272,681         251,419
      Exploration costs                 620              1           1,629
      Depreciation and depletion     15,934         17,184          18,501

                              $      68,850    $    67,899  $       (5,322)
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
















                                 F-16

                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
    February 28, 1998 and February 28, 1997 and February 29, 1996

11. SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited) (continued)

    Oil and Gas Reserve Quantities

    Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended February 28, 1998 and February 28, 1997 and February 29, 1996:
                            1998             1997             1996
                         Oil     Gas      Oil     Gas      Oil     Gas
                       (bbls.)  (mcf)   (bbls.)  (mcf)   (bbls.)  (mcf)
Proved reserves:
  Beginning of year     88,197  84,255  163,378  86,884   69,093  99,916
  Improved Recovery -
    Water Flood           -       -     (63,384)   -      94,278    -
  Revisions of previous
    estimates           40,963     907    4,989    -         826  (9,474)
  Purchase of minerals
    in place            14,000      -       -      -      12,338     -
  Production           (16,080) (4,295) (16,786) (2,629) (13,157) (3,558)
  Sales of minerals
    in place              -         -       -      -         -       -

 End of year           127,080  80,867   88,197  84,255  163,378  86,884

Proved developed reserves:
  Beginning of year     88,197  84,255  163,378  86,884   69,093  99,916
  End of year          127,080  80,867   88,197  84,255  163,378  86,884


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



                                F-17
                    WYOMING OIL AND MINERALS, INC.

                     Notes to Financial Statements
      February 28, 1998, February 28, 1997 and February 29, 1996

11.           Supplementary Oil and Gas Information (Unaudited) (Continued)

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

    Presented below are the standardized measure of discounted future net cash flows and changes therein relating to proved reserves as of and for the years ended February 28, 1998 and February 28, 1997 and February 29, 1996.

                                       1998          1997         1996
   Future cash inflows              $2,213,824    $1,901,220   $2,922,401
   Future production and
     development costs              (1,047,014)     (955,275)  (1,398,293)
   Future income tax expenses         (164,009)      (64,735)    (196,596)
   Future net cash flows             1,002,801       881,210    1,327,512

   10% annual discount for
     estimated timing of cash flows   (385,486)     (344,608)    (517,858)
   Standard measure of discounted
     future net cash flows $           617,315     $ 536,602    $ 809,654

  The following are the principal sources of changes in the standardized measure of discounted future net cash flows:
                                    February 28,   February 28,  February 29,
                                       1998            1997         1996
  Sales and transfers of oil and gas
   produced, net of production costs $(85,404)      $(85,084)   $ (14,808)
  Net changes in prices and
   production costs                  (832,487)       414,851      (13,554)
  Improved Recovery - Water Flood         -         (515,701)     515,701
  Revisions of previous quantities
   estimates                          662,797         25,294       (4,119)
  Net change in purchases and sales
   of minerals in place               346,920            -             -
  Accretion of discount                53,660         80,965       41,915
  Net changes in income taxes         (99,274)       131,861     (196,596)
  Other - mainly change in
   production costs                    34,501       (325,238)      61,961
   Net increase (decrease)             80,713       (273,052)     390,500

   Estimated standardized measures:
     Beginning of year                536,602        809,654      419,154

     End of year                   $  617,315      $ 536,602    $ 809,654
                                 F-18