Form 10-Q
period 1998-05-31
WYOMING OIL & MINERALS INC
filed 1998-07-20
CIK 108729

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended May 31, 1998              Commission File #0-7919

                  Wyoming Oil and Minerals, Inc.
             (Exact name as specified in its Charter)



                   Wyoming                                        83-0217330
         (State or other jurisdiction o                     (I.R.S. EMPLOYER
         incorporation or organization)              IDENTIFICATION NUMBER)



         330 S. Center, Suite 419, Casper, Wyoming 82602
             (Address of Principal Executive Offices)


         Registrant's Telephone Number, Including Area Code:    (307 234-9638)





         Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES     X      NO


         As of May 31, 1998, there were 16,750,000 shares of $0.01 par value common stock issued and outstanding.



                  WYOMING OIL AND MINERALS, INC.

                        TABLE OF CONTENTS

                           MAY 31, 1998


 PART I - FINANCIAL STATEMENTS

           Unaudited Balance Sheets








         May 31, 1998 and February 28, 1998                       1

           Unaudited Condensed Statements of Operations
         Three  Months Ended May 31, 1998                         2


           Unaudited Condensed Statements of Changes
             in Financial Position
         Three Months Ended May 31, 1998 and 1997                 3

           Unaudited Notes to Financial Statements                4

           Management's Discussion and Analysis of
             the Unaudited Condensed Statements of
             Operations                                           5


 PART II - OTHER INFORMATION                                      6















 :
                  WYOMING OIL AND MINERALS, INC.
                     UNAUDITED BALANCE SHEETS


      ASSETS                                               May 31,    Feb 28,
                                                            1998       1998
 Current assets:
    Cash                                                     $4,838     $3,454
    Accounts receivable                                      23,057     23,391
    Marketable equity securities,
      at market value (Note 4)                                5,850      5,850
    Inventory                                                37,485     37,485

           Total current assets:                             71,230     70,180

 Property and equipment, at cost less
   accumulated depreciation and depletion:
 190,324 =February 28, 1998
 192,652 =May 31, 1998                                      246,769    249,097

 Accounts receivable - non current                           22,802     22,802
 Other assets                                                    61         61
                                                             22,863     22,863









                                                           $340,862   $342,140


      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Notes payable, current portion (Note 3)                  $7,278     $7,278
    Accounts payable and accrued expenses                   132,457    111,292

           Total current liabilities:                       139,735    118,570

 Long term debt (Note 3)                                    114,556     86,693

 Stockholders' equity:
    Capital stock, common, $.01 par-value
    Authorized: 25,000,000 shares
    Issued: 16,750,000 shares as of
      February 28, 1998 and May 31, 1998                    172,500    172,500
    Additional paid-in capital                            1,023,525  1,023,525
    Accumulated deficit                                  (1,109,454)(1,059,148)

                                                             86,571    136,877

                                                           $340,862   $342,140





 The notes to financial statements are an integral part of these statements.
                                1

                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                           Three Months Ended
                                                           May 31,    May 31,
                                                            1998       1997
 Operating revenues:
    Oil and gas sales                                       $33,913    $96,147
    Other operating income                                    4,785      5,190
    Gain (loss) on sale of assets (Note 2)

           Total operating revenues                          38,698    101,337

 Operating expenses:
    Gerneral and administrative                              12,457     12,958
    Production expenses                                      74,436     83,923
    Lease rentals

           Total operating expenses                          86,893     96,881

           Operating income (loss)                          (48,195)     4,456

 Other income (expense):
    Realized gain (loss) sale of marketable securities
    Unrealized gain (loss) on valuation of marketable equity securities (Note 4)








    Interest income                                               4         11
    Interest (expense)                                       (2,114)    (1,486)


           Other income (expense) net                        (2,110)    (1,475)

 Earnings (loss) from operations before taxes on earnings   (50,305)     2,981
 Taxes on earnings                                                         447

 Earnings (loss) before extraordinary items                 (50,305)     2,534
 Extraordinary items:
    Effects of utilization of loss carry-forward benefits                  447

 Net earnings (loss)                                       ($50,305)    $2,981

 Weighted average number of shares outstanding           16,750,000 16,750,000

 Net earnings (loss) per common share                         *          *

 *Less than $.01 per share
 The notes to financial statements are an integral part of these statements.
                                2
 :
                  WYOMING OIL AND MINERALS, INC.
            UNAUDITED CONDENSED STATEMENTS OF CHANGES
                      IN FINANCIAL POSITION


                                                           Three Months Ended
                                                           May 31,    May 31,
                                                            1998       1997

 Sources of working capital:
    Net earnings from operations (adjusted by
      items not using working capital)                     ($47,978)    $5,309




                                                            (47,978)     5,309

 Uses of working capital:

    Purchase of depreciable property (Note 2)                            5,333
    Payment of long term debt (Note 3)                        2,137


                                                              2,137      5,333

 Increase (decrease) in working capital                     (50,115)       (24)
 Working capital (deficit), beginning of period             (48,390)    58,565

 Working capital (deficit), end of period                  ($98,505)   $58,541






















 The notes to financial statements are an integral part of these statements.

 :
                  WYOMING OIL AND MINERALS, INC.
             UNAUDITED NOTES TO FINANCIAL STATEMENTS


 1.  Significant accounting policies

      Refer to the Company's annual financial statements for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those financial satements for additional details of the Company's financial condition, results of operations, and changes in financial position. The details of those notes have not changed, except as a result of normal transactions in the interim, or as disclosed within this report.
      In the opinion of Management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of May 31, 1998 and 1997, and the results of operations for the three month periods then ended. The results of operations for the three month periods ended May 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

 2.  Oil and gas properties

      During the period ended May 31, 1997, the Company purchased interests in wells located in Hot Springs County, Wyoming at a cost of $5,333.

 3.  Notes payable

      As of May 31, 1998, the Company had outstanding notes payable of $121,834. The interest rates on $84,500 of these loans is 1% over the prime rate. A loan having a balance of $4,500 is secured by a producing well. Notes payable to a partnership in the amount of $37,334 has imputed interest at 9%.

 4.  Marketable Securities

      Marketable securities are carried at the lower of cost or market at the balance sheet date. That determination is made by aggregating all current marketable equity securities. Marketable equity securities in current assets had a cost at May 31, 1998 of $48,702.
      At May 31, 1998, there were gross unrealized losses of $42,852 per-taining to the current portfolio.

                  WYOMING OIL AND MINERALS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


      The following is Management's discussion and analysis of material changes in financial conditions since the end of the most recent fiscal year.

      During the three months ended May 31, 1998, the Company's net working capital decreased by $50,115, the result of capital used by operations of $47,978 and the payment of long term debt of $2,137 (Note 3).

      Crude oil and natural gas sales for the nine months ended May 31, 1998 were $62,234 lower than for the corresponding period of the prior year. This decrease is mostly the result of the decrease in oil prices.

      General and administrative expenses were $501 lower during the current three month period as compared to the corresponding 1997 period. This decrease is mainly the result of timing differences of various administrative costs.

      Production expenses were $9,487 lower during the 1998 period as com-pared to the 1997 period. This decrease is the result of fluctuations in the timing of various well repair costs and workover costs.

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










                                      WYOMING OIL & MINERALS, INC
                                              (Registrant)






         Dated:  July 15, 1998
                                        /s/ Jack C. Bradley, Jr.
                                        President and Chief
                                        Financial Officer