Form 10-Q
period 1998-08-31
WYOMING OIL & MINERALS INC
filed 1998-10-19
CIK 108729

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended August 31, 1998          Commission File #0-7919

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

                   YES     X      NO


         As of August 31, 1998, there were 16,750,000 shares of $0.01 par value common stock issued and outstanding.



                  WYOMING OIL AND MINERALS, INC.

                        TABLE OF CONTENTS

                         August 31, 1998


 PART I - FINANCIAL STATEMENTS

           Unaudited Balance Sheets
         August 31, 1998 and February 28, 1998                    1

           Unaudited Condensed Statements of Operations
         Six  Months Ended August 31, 1998                        2
         Three  Months Ended August 31, 1998                      3

           Unaudited Condensed Statements of Changes
             in Financial Position
         Six Months Ended August 31, 1998 and 1997                4

           Unaudited Notes to Financial Statements                5

           Management's Discussion and Analysis of
             the Unaudited Condensed Statements of
             Operations                                           6


 PART II - OTHER INFORMATION                                      7























 :
                  WYOMING OIL AND MINERALS, INC.
                     UNAUDITED BALANCE SHEETS


      ASSETS                                               Aug 31,    Feb 28,
                                                            1998       1998
 Current assets:
    Cash                                                     $1,440     $3,454
    Accounts receivable                                      20,911     23,391
    Marketable equity securities,
      at market value (Note 4)                                5,850      5,850
    Inventory                                                37,485     37,485

           Total current assets:                             65,686     70,180

 Property and equipment, at cost less
   accumulated depreciation and depletion:
 190,324 =February 28, 1998
 194,548 =August 31, 1998                                   244,873    249,097

 Accounts receivable - non current                           22,802     22,802
 Other assets                                                    61         61
                                                             22,863     22,863

                                                           $333,422   $342,140


      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Notes payable, current portion (Note 3)                 $57,270     $7,278
    Accounts payable and accrued expenses                   141,719    111,292

           Total current liabilities:                       198,989    118,570

 Long term debt (Note 3)                                     85,148     86,693

 Stockholders' equity:
    Capital stock, common, $.01 par-value
    Authorized: 25,000,000 shares
    Issued: 16,750,000 shares as of
      February 28, 1998 and August 31, 1998                 172,500    172,500
    Additional paid-in capital                            1,023,525  1,023,525
    Accumulated deficit                                  (1,146,740)(1,059,148)

                                                             49,285    136,877

                                                           $333,422   $342,140





 The notes to financial statements are an integral part of these statements.
                                1









                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                            Six Months Ended
                                                           Aug 31,    Aug 31,
                                                            1998       1997
 Operating revenues:
    Oil and gas sales                                       $69,961   $182,181
    Other operating income                                    9,550      9,921
    Gain (loss) on sale of assets (Note 2)

           Total operating revenues                          79,511    192,102

 Operating expenses:
    Gerneral and administrative                              28,743     31,478
    Production expenses                                     132,741    183,217
    Lease rentals

           Total operating expenses                         161,484    214,695

           Operating income (loss)                          (81,973)   (22,593)

 Other income (expense):
    Realized gain (loss) sale of marketable securities
    Unrealized gain (loss) on valuation of marketable
      equity securities (Note 4)
    Interest income                                               4         22
    Interest (expense)                                       (5,623)    (3,121)


           Other income (expense) net                        (5,619)    (3,099)

 Earnings (loss) from operations before taxes on earnings   (87,592)   (25,692)
 Taxes on earnings

 Earnings (loss) before extraordinary items                 (87,592)   (25,692)
 Extraordinary items:
    Effects of utilization of loss carry-forward benefits

 Net earnings (loss)                                       ($87,592)  ($25,692)

 Weighted average number of shares outstanding           16,750,000 16,750,000

 Net earnings (loss) per common share                         *          *

 *Less than $.01 per share
 The notes to financial statements are an integral part of these statements.
                                2
 :
                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                           Aug 31,    Aug 31,
                                                            1998       1997
 Operating revenues:
    Oil and gas sales                                       $36,048   $106,781








    Other operating income                                    4,765      4,554
    Gain (loss) on sale of assets (Note 2)

           Total operating revenues                          40,813    111,335

 Operating expenses:
    Gerneral and administrative                              16,286     17,013
    Production expenses                                      58,305    113,221
    Lease rentals

           Total operating expenses                          74,591    130,234

           Operating income (loss)                          (33,778)   (18,899)

 Other income (expense):
    Realized gain (loss) sale of marketable securities
    Unrealized gain (loss) on valuation of marketable
      equity securities (Note 4)
    Interest income                                              (0)        18
    Interest expense                                         (3,509)    (1,655)

           Other income (expense) net                        (3,509)    (1,637)

 Earnings (loss) from operations before taxes on earnings   (37,287)   (20,536)
 Taxes on earnings

 Earnings (loss) before extraordinary items                 (37,287)   (20,536)
 Extraordinary items:
    Effects of utilization of loss carry-forward benefits

 Net earnings (loss)                                       ($37,287)  ($20,536)

 Weighted average number of shares outstanding           16,750,000 16,750,000

 Net earnings (loss) per common share                         *          *

 *Less than $.01 per share

 The notes to financial statements are an integral part of these statements.
                                3

 :
                  WYOMING OIL AND MINERALS, INC.
            UNAUDITED CONDENSED STATEMENTS OF CHANGES
                      IN FINANCIAL POSITION


                                                            Six Months Ended
                                                           Aug 31,    Aug 31,
                                                            1998       1997

 Sources of working capital:
    Net earnings from operations (adjusted by
      items not using working capital)                     ($83,368)  ($20,878)












                                                            (83,368)   (20,878)

 Uses of working capital:

    Purchase of depreciable property (Note 2)                           21,083
    Payment of long term debt (Note 3)                        1,545


                                                              1,545     21,083

 Increase (decrease) in working capital                     (84,913)   (41,961)
 Working capital (deficit), beginning of period             (48,390)    58,565

 Working capital (deficit), end of period                 ($133,303)   $16,604














 The notes to financial statements are an integral part of these statements.

 :
                  WYOMING OIL AND MINERALS, INC.
             UNAUDITED NOTES TO FINANCIAL STATEMENTS


 1.  Significant accounting policies

      Refer to the Company's annual financial statements for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those financial satements for additional details of the Company's financial condition, results of operations, and changes in financial position. The details of those notes have not changed, except as a result of normal transactions in the interim, or as disclosed within this report.
      In the opinion of Management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of August 31, 1998 and 1997, and the results of operations for the three and six month periods then ended. The results of operations for the three and six month periods ended August 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

 2.  Oil and gas properties

      During the period ended August 31, 1997, the Company purchased interests in 7 wells located in Hot Springs County, Wyoming at a cost of $21,083.

 3.  Notes payable

   As of August 31, 1998, the Company had outstanding notes payable of $142,418. The interest rates on $104,492 of these loans is 1% over the prime rate. A loan having a balance of $4,500 is secured by a producing well. Notes payable to a partnership in the amount of $37,926 has imputed interest at 9%.

 4.  Marketable Securities

      Marketable securities are carried at the lower of cost or market at the balance sheet date. That determination is made by aggregating all current marketable equity securities. Marketable equity securities in current assets had a cost at August 31, 1998 of $48,702.
      At August 31, 1998, there were gross unrealized losses of $42,852 per-taining to the current portfolio.

                  WYOMING OIL AND MINERALS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


      The following is Management's discussion and analysis of material changes in financial conditions since the end of the most recent fiscal year.

      During the six months ended August 31, 1998, the Company's net working capital decreased by $84,913, the result of capital used by operations of $83,368 and the payment of long term debt of $1,545 (Note 3).

      Crude oil and natural gas sales for the six months ended August 31, 1998 were $112,220 lower than for the corresponding period of the prior year. This decrease is mostly the result of the decrease in oil prices.

      General and administrative expenses were $2,735 lower during the current six month period as compared to the corresponding 1997 period. This decrease is mainly the result of timing differences of various administrative costs.

      Production expenses were $50,476 lower during the 1998 period as com-pared to the 1997 period. This decrease is the result of fluctuations in the timing of various well repair costs and workover costs.

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


                                          WYOMING OIL & MINERALS, INC.

                                                 (Registrant)






         Dated: October 15, 1998
                                         /s/ Jack C. Bradley, Jr.

                                           Jack C. Bradley, Jr.
                                           President and Chief
                                           Financial Officer