Form 10-K
period 1999-02-28
WYOMING OIL & MINERALS INC
filed 1999-06-14
CIK 108729

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended February 28, 1999
                       Commission File Number 0-7919

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

          Yes   X        No

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant (14,364,500 shares). The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of May 31, 1999 (based on $.01 bid, $.050 asked) - $430,935.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date. May 31, 1999 17,250,000 shares.

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


                                     2
     The Company employs its President, Jack C. Bradley, Jr., who receives $1000 monthly and reimbursement of his actual and necessary expenses.

     The Company is operating in one industry segment, the exploration, production and sale of oil and gas. See Financial Statements.

     The Company is Y2K compliant as of February 28, 1999. The Company believes its major purchasers and suppliers are also Y2K compliant. The Company feels that its remediation plan has adequately addressed the Year 2000 problem, and therefore, this issue is not expected to have a material effect on the Company's internal operations. The Company has also attmepted to assess the impact of this issue on the various entities with which the Company does business. Although failure of these entities to adequately address the Year 2000 issue could indirectly impact the Company, it is not possible to quantify that impact, if any. However, the Company does not anticipate that the impact would have a material adverse effect on the Company's business.

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

     A summary of the Company's oil and gas properties as of February 28, 1999 all located in the state of Wyoming is as follows:

                                        Gross Acres         Net Acres

     Undeveloped proved and
      unproved acres:
     Leasehold interest:
      Oil and gas                            820              794.97

     Developed proved acres:
      Leasehold interest:
         Primarily oil                     5,696             2,030
         Primarily gas                         0                 0


     Oil and Gas Production. As of February 28, 1999, the Company owns the following productive wells:
                                   Oil                 Gas
                              Gross          Net       Gross          Net

Working Interest               50         23.5669        1            .50
Royalty                        36           .1046        0           0

     From its drilling efforts and from production purchased from others, the Company's net yearly production of crude oil and gas has been as follows:

     Year Ended
     the last day
     of February              Crude Oil in Barrels              Gas in MCF

       1997                         16,786                        2,629
       1998                         16,081                        4,295
       1999                         10,230                        3,335

     The average sales price (including transfers) per unit oil and gas produced for the years ended the last day of February is as follows:

                         1999           1998           1997

     Oil -- Barrels      $12.78        $18.50         $20.97
     Gas -- MCF            1.37        $ 2.16         $ 2.64

     The average production (lifting) cost per unit of production is as follows:

                         1999           1998           1997

     Oil -- Barrels     $15.02        $13.43         $14.58
     Gas -- MCF         $ 1.25        $ 1.25         $ 1.25

                           Net Exploratory Wells

Fiscal Year
  Drilled           Producers           Dry Holes           Total Wells

   1997                0                     0                    0
   1998                0                     0                    0
   1999                0                     0                    0

                           Net Development Wells

Fiscal Year
  Drilled           Producers           Dry Holes           Total Wells

   1997               0                      0                    0
   1998               0                      0                    0
   1999               0                      0                    0

     Reserves. The following are reserve estimates as of last day of February:

Proved Oil and Gas Reserves             Oil (bbls)          Gas (mcf)

          1997                            88,197             84,255
          1998                           127,080             80,867
          1999                           117,443             77,549

Proved Developed Oil and Gas Reserves

          1997                            88,197             84,255
          1998                           127,080             80,867
          1999                           117,443             77,549

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

March 1, 1998 through February 28, 1999          1 cent         1 cent


     The source for the over-the-counter quotations is the National Association of Securities Dealers. Such quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     There were approximately 1,593 holders of record of the Company's common stock as of May 31, 1999.

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

Item 6.   Selected Financial Data

                                   Year Ended February 28/29
                        1999       1998       1997       1996       1995
Revenues:
 Operating revenues from
  oil and gas sales   $131,682    306,807   $357,765   $266,227   $293,777

Other operating
 revenues               14,455     19,566     22,039     24,962     32,160

Earnings (loss) from
 continuing operations before
 extraordinary items   (98,665)    18,197    ( 9,698)   (51,635)   (27,147)

Extraordinary items       --         --         --         --          --

Net earnings (loss) from
 continuing operations (98,665)    18,197    ( 9,698)   (51,635)   (27,147)
Earnings (loss) per share
 from continuing operations  *         *          *          *        (.02)

Cash dividends per
 common share             --          --          --         --         --

At year end:

Total assets           325,199    342,140    242,330    256,806    284,012
Long-term obligations   85,556     86,693     50,000     50,000     50,000
* Less than $.01 per share

Item 7.   Management's Discussion and Analysis of
          Financial Conditions and Results of Operation


Financial Position

     During the Company's fiscal year 1999, net cash increased by $4,518.
Of this increase, $50,000 was from a bank loan, $1,247 was principal payments on debt and cash used in operations $44,227. The Company's emphasis regarding property additions continues to be toward acquiring existing production rather than from drilling new wells. No new drilling was done by the Company in fiscal
1999.   Short term notes payable increased by $49,992 which was discussed above and used in operations. The Company has financed property acquisitions in the past with debt and continue to repay such borrowing with the revenues from those properties.
                                     7

Result of Operations

     The Company's oil and gas revenues decreased from 306,807 in fiscal 1998 to $131,682, mainly due to a decrease in oil prices and decrease in produciton in fiscal 1999. Present production has the effect of decreasing Wyoming Oil & Minerals reserves. Crude oil sales decreased significantly due to the very low oil prices causing some wells to be shut in as they became uneconomical.

     During fiscal 1999, the amount reserved for the depletion of reserves and the depreciation of equipment was $11,605. Loss on operations for the year was $98,665 due to the cost of working over some wells and the reasons stated above.

     Production and operating expenses decreased approximately 21% as a percentage from fiscal 1998 to 1999, due to reasons stated above.

     "Total" General and Administrative expenses decreased approximately $10,668 from fiscal 1998 compared to fiscal 1999 due to the President reducting his salary by one half for most of the year. Since fiscal 1985, the Company resolved to avoid those activities that required additional outside professional services and to limit operations to the management of existing properties and the acquisition of additional properties within the Company's ordinary course of business.

     Interest expense increased over the prior year due to the additional bank financing discussed above.

     Management anticipates the higher prices for oil for 2000. Therfore management anticipates sufficent revenue to pay expenses for fiscal year 2000.

Financial Position

     During the Company's fiscal year 1998, net cash decreased by $3,976. Of this decrease, $112,399 was from the purchase of properties and $3,500 was principal payments on debt. The Company's emphasis regarding property additions continues to be toward acquiring existing production rather than from drilling new wells. No new drilling was done by the Company in fiscal 1998. Short term notes payable decreased by $3,500 which was paid in cash. The Company has financed property acquisitions with debt and continue to pay such borrowing with the revenues from those properties.

Result of Operations

     The Company's oil and gas revenues decreased from $357,765 in fiscal 1997 to $306,807, mainly due to a decrease in oil prices in fiscal 1998. Present production has the effect of decreasing Wyoming Oil & Minerals reserves, however, due mainly to doing the waterflood of the Don Thorson #1, total oil and gas reserves increased significantly for the fiscal year ended February 28, 1998. An independent engineering firm generated a partial reserves analysis during fiscal year 1998. Crude oil stayed approximately the same.

     During fiscal 1998, the amount reserved for the depletion of reserves and the depreciation of equipment was $15,934. Income on operations for the year was $18,197 due, in part, to the cost of abandoned nonproducing properties being only $4,842.
                                     8

     Production and operating expenses decreased approximately 19% as a percentage from fiscal 1997 to 1998, due to less workover costs.

     "Total" General and Administrative expenses decreased approximately
$5,498 from fiscal 1997 compared to fiscal 1998 due to a decrease in expenses for well logs, maps, etc. of $5,292. Since fiscal 1985, the Company resolved to avoid those activites that required additional outside professional services and to limit operations to the management of existing properties and the acquisition of additional properties within the Compan's ordinary course of business.

     Interest expense remained approximately the same as in fiscal 1997.

     Management anticipates the current low prices for oil will continue throughout 1999. Therefore management anticipates revenue and expenses will remain about the same for fiscal year 2000.

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

                                     9


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

     Jack C. Bradley Jr., age 57, has been president and a director of the Company since February 23, 1973. Bradley also is the president, a director, and the majority shareholder of Manx Oil Corporation, Casper, Wyoming since 1969; vice-president, director and shareholder on Manewal-Bradley Oil Company, Newcastle, Wyoming since 1962; and, secretary, director and shareholder of Econoservice, Inc., Casper, Wyoming since 1986 -- all of which are engaged in the oil and gas exploration or production business.

     Since 1970, he has been owner of Zephyr Exploration which is a sole proprietorship engaged in the oil and gas exploration and production business and real estate investments.

     Jess A. Tolerton, age 75, has been secretary, treasurer and director since February 12, 1974. Tolerton was a practicing attorney in Cheyenne, Wyoming from 1966 to 1968 and from January 1974 to December 31, 1990. He is now retired from practice.

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

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management.

                              Amount and Nature
                               of Beneficial                Percent of
Name and Address                 Ownership                     Class

Brosis Capital, LLC             1,260,000(1)                     7.3%
P.O. Box 2493
Casper, WY  82602

                                    11

(1) Owned of record

     The following are shares owned by management:

                              Amount and Nature
                               of Beneficial                Percent of
Director                         Ownership                     Class

Jack C. Bradley, Jr.            2,135,500 (1)                   12.4%
330 S. Center, Suite 419
Casper, WY  82601

Jess A. Tolerton                  650,000                        3.8%

All directors and
officers as a group             2,785,500                       16.2%

(1) Of this total 2,085,500 shares are owned by record by Jack C. Bradley, Jr., and 50,000 are owned by Manx Oil Corporation of which Bradley is the president, a director, and owner of a majority of its outstanding common shares.

Item 13.  Certain Relationships and Related Transactions.

     See Footnote 9 to the financial statements.


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a)  See attached Financial Statements,
     Unaudited Supplemental Financial Information and Schedules.

(b) No reports of Form 8-K were filed in the fourth quarter of the fiscal year ended February 28, 1999.

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



DATED: June 11, 1999


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



DATED: June 11, 1999




                                         /s/ Jess A. Tolerton
                                        Jess A. Tolerton
                                        Director and Secretary



DATED: June 11, 1999














                      WYOMING OIL AND MINERALS, INC.

                              CASPER, WYOMING


                           FINANCIAL STATEMENTS

               AS OF FEBRUARY 28, 1999 AND FEBRUARY 28, 1998







                       INDEPENDENT AUDITOR'S REPORT



Board of Directors
Wyoming Oil and Minerals, Inc.
Casper, Wyoming

I have audited the accompanying balance sheets of Wyoming Oil and Minerals, Inc., as of February 28, 1999 and 1998 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended February 28, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wyoming Oil and Minerals, Inc. as of February 28, 1999 and 1998, and the results of its operations and changes in its stockholders' equity and its cash flow for the years ended February 28, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.



                                   MAURICE M. MORTON
                                   Certified Public Accountant


Casper, Wyoming
May 7, 1999                      WYOMING OIL AND MINERALS, INC.


                              Balance Sheets

                                  ASSETS


                                        February 28,             February 28,
                                           1999                     1998

Current assets:
      Cash                                   $  7,972           $    3,454
      Accounts receivable                      12,858               23,391
      Marketable equity securities -
      (Note 3)                                  5,850                5,850
      Inventory of oilfield equipment and
       oil in tanks - at lower of cost (specific identification)
       or market                               33,865               37,485


        Total current assets                   60,545               70,180

Property and equipment, at cost under the
      successful efforts method of accounting
       (Note 4):
        Proved oil and gas properties
        (Notes 4 & 5)                         435,342              435,342
        Pipeline and drilling equipment           570                  570
        Office furniture and equipment          3,509                3,509
                                              439,421              439,421

Less accumulated depletion and depreciation  (201,929)            (190,324)
                                              237,492              249,097

Other assets:
Accounts receivable - non current              27,101               22,802
Other assets                                       61                   61
                                               27,162               22,863
                                          $   325,199          $   342,140
                                                               (continued)












              See accompanying notes to financial statements.
                                    F-2
                       WYOMING OIL AND MINERALS, INC.

                              Balance Sheets
                               (Continued)

                   Liabilities and Stockholders' Equity

                                            February 28,           February 28,
                                               1999                    1998

Current liabilities:
      Notes payable (Note 5):
       Related parties                      $       4,500     $       4,500
       Bank                                        49,992               -
      Accounts payable                            142,934           109,268
      Accrued expenses                              1,337             2,024
      Current portion of long-term debt (Note 6)    2,668             2,778


       Total current liabilities                  201,431           118,570

Long-term debt - related parties (Note 6)          85,556            50,000



Stockholders' equity (Note 7):
      Common stock, $.01 par value:
       Authorized - 25,000,000 shares
       Issued - 17,250,000 shares in 1999
        and in 1998                               172,500           172,500
      Additional paid-in capital                1,023,525         1,023,525
      Accumulated deficit                      (1,157,813)       (1,059,148)

                                                   38,212           136,877

                                            $     325,199     $     342,140












              See accompanying notes to financial statements.
                                    F-3
                      WYOMING OIL AND MINERALS, INC.

                         Statements of Operations

                                    February 28,    February 28,   February 28,
                                       1999              1998          1997

Operating revenues:
      Oil and gas sales (Note 10)    $131,682         $306,807      $ 357,765
      (Loss) on sale of oil and
       gas properties and equipment      -                -              (700)
      Other operating income           14,455           19,566         22,039

       Total operating revenues       146,137          326,373        379,104

Operating expenses:
      General and administrative       48,213           58,901         64,399
      Depreciation and depletion       11,605           15,934         17,184
      Oil and gas production costs    175,438          221,403        272,681
      Abandoned properties               -               4,842         28,619
      Lease rentals                      -                 620              1

       Total operating expenses       235,256          301,700        382,884

       Operating (loss) income        (89,119)          24,673         (3,780)

Other income (expense):
      Interest income                       4               44             44
      Interest expense                 (9,550)          (6,520)        (5,962)


       Other income (expense), net     (9,546)          (6,476)        (5,918)
                                                                  (continued)














              See accompanying notes to financial statements.
                                    F-4
                      WYOMING OIL AND MINERALS, INC.

                         Statements of Operations
                                (Continued)

                                    February 28,     February 28,  February 28,
                                       1999              1998          1997

(Loss) earnings before income taxes:$   (98,665)     $    18,197    $    (9,698)
  Current taxes                            -                -               -


Net (loss) earnings                 $   (98,665)     $    18,197    $    (9,698)
Weighted average number of shares
      outstanding                   $17,250,000      $17,000,000    $16,750,000

Net (loss) earnings per
      common share:
       Primary and fully diluted:

      Net (loss) earnings           $     *          $    *         $    *





*Less than $.01 per share




















              See accompanying notes to financial statements.
                                    F-5
                        WYOMING OIL AND MINERALS, INC.

                                 Statements of Stockholders' Equity

                             Common Stock    Additional
                            $.01 Par Value    Paid-in    Accumulated
                           Shares     Amount  Capital     Deficit      Total

 Balance at Feb 28, 1996 16,750,000 $167,500 $1,021,025 $(1,016,012)  120,878

 Net loss                    -          -        -           (9,698)   (9,698)

 Balance at Feb 28, 1997 16,750,000  167,500  1,021,025  (1,077,345)  111,180

 Shares issued for
      properties            500,000    5,000      2,500        -        7,500

 Net income                  -          -        -          (18,197)  (18,197)

 Balance at Feb 28, 1998 17,750,000  172,500  1,023,525   1,059,148   136,877

 Net loss                    -          -        -          (98,665)  (98,665)

 Balance at Feb 28, 1999 17,250,000 $172,500 $1,023,525 $ (1,157,813)$ 38,212










                           See accompanying notes to financial statements.

                                                 F-6
                       WYOMING OIL AND MINERALS, INC.
                          Statements of Cash Flows

                                     February 28,   February 28,  February 28,
                                        1999            1998          1997

Cash flows from operating activities:
 Cash received from customers    $     155,991   $    369,130    $  340,010
 Cash paid to suppliers and employees (189,985)      (244,806)     (329,374)
 Interest income                             4             44            44
 Interest expense                      (10,237)        (4,493)       (7,767)

 Net cash provided by (used in)
  operating activities                 (44,227)       119,875         2,913

Cash flows from investing activities:
 Purchase of oil and gas properties
  and equipment                           -          (120,351)           -
 Proceeds from sale of oil and gas
  properties and equipment                -              -              800

 Net cash provided by (used in)
  investing activities                    -          (120,351)          800

Cash flows from financing activities:
 Proceeds from note payable             49,992           -               -
 Principal payments                     (1,247)        (3,500)       (4,000)

 Net cash provided by (used in)
  financing activities                  48,745         (3,500)       (4,000)

Net increase (decrease) in cash and
 cash equivalents                        4,518         (3,976)         (287)

Cash and cash equivalents at
 beginning of year                       3,454          7,430         7,717

Cash and cash equivalents at end of year$7,972         $3,454       $ 7,430
                                                                (continued)









              See accompanying notes to financial statements.
                                    F-7
                       WYOMING OIL AND MINERALS, INC.
                          Statements of Cash Flows
                                (Continued)

                                     February 28,   February 28,  February 28,
                                        1999            1998          1997

Reconciliation of net income to net cash provided by (used in) operating activities

Net earnings (loss)              $    (98,665)  $     18,197    $   (9,698)

Adjustments to reconcile net income to cash
 provided by (used in) operating activities:
 Depreciation and depletion            11,605         15,934        17,184
 (Increase) decrease in
     accounts receivable                6,234         36,917       (39,794)
 (Increase) decrease in inventory       3,620          5,840         6,680
 Increase (decrease) in
     accounts payable                  33,666         36,121         1,027
 Increase (decrease) in
     accrued expenses                    (687)         2,024        (1,805)
 Abandoned properties                    -             4,842        28,619
 Loss on sale of oil and gas properties
  and equipment                          -               -             700

Net cash provided by (used in)
 operating activities            $     (44,227)  $   119,875    $    2,913



Supplemental schedule of non cash investing and financing activities

For the year ended February 28, 1998, the Company purchased properties with a cost of $46,971 in exchange for stock and a note payable.















              See accompanying notes to financial statements.
                                    F-8
                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
                  February 28, 1999, 1998 and 1997

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

                    Notes to Financial Statements
                  February 28, 1999, 1998 and 1997

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












                                 F-10
                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
                  February 28, 1999, 1998 and 1997

2.  FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter of the year ended February 28, 1998, the Company recorded an additional $46,971 in the purchase price of two oil and gas leases.

    During the fourth quarter of the year ended February 28, 1997, the Company wrote off a proved undeveloped lease. Cost was decreased $28,619 and a loss was recorded of $28,619.

3.  MARKETABLE EQUITY SECURITIES

    Marketable equity securities are summarized below:

                                         February 28,  February 28, February 28,
                                            1999           1998        1997

  Available-for-sale securities, at cost $  48,702     $  48,702    $  48,702
      Less: Valuation allowance             42,852        42,852       42,852

      Fair Value                         $   5,850     $   5,850    $   5,850

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



    See Note 2, also.              F-11
                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
                   February 28, 1999, 1998 and 1997

5.    NOTES PAYABLE

  The Company had outstanding notes payable as follows:

  Other                                 1999              1998

     Note payable to Bank, due August 1, 1999, interst at 8.25%
      secured by producing oil
      and gas wells.                 $ 49,992       $      -

     Note to individual (related party) due on demand, interest at 1% over the prime rate (9.00% at February 28, 1999)
    secured by a producing well.     $  4,500       $    8,000
                                     $ 54,492       $    8,000

  Other information regarding short-term notes payable is as follows:

                                        1999           1998         1997

  Average aggregate short-term
      borrowings                   $   54,500       $   6,250     $  10,000
  Maximum aggregate short-term borrowings
      at any month-end             $   54,492       $   8,000     $  12,000
  Weighted average interest rate        8.60%           9.50%         9.25%

  The weighted average interest rate was computed by dividing interest expense by the weighted average of such borrowings outstanding.

6.    LONG-TERM DEBT

  The Company had long-term debt as follows:

                                                    1999              1998

  Note payable to a partnership, due in monthly
      payments of $500 including imputed interest
      at 9%, maturity date February 12, 2007, original
      face amount of note was $60,000.           $  38,224        $  39,471

  Notes payable to two individuals (related parties), due
      December 1, 1999, interest at 2% over the prime rate
      (10.00% at February 28, 1999), unsecured      50,000           50,000
                                                    88,224           89,471

  Less current portion                              (2,668)          (2,778)
                                                $   85,556       $   86,693



                                F-12
                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
                  February 28, 1999, 1998 and 1997

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

                                              1999         1998        1997

  Pretax income per books                  $(98,665)    $ 18,197    $ (9,698)
  Timing differences:
    Depletion on intangible drilling costs      200          200       2,000

  Taxable income (loss)                    $(98,665)    $ 18,397    $ (7,698)

  Deferred tax (assets) liabilities are comprised of the following, computed using a tax rate of 15%:

Tax effects of temporary differences for:    1999         1998       1997

  Accounting for oil and gas properties    $   544     $    575   $      306
  Accounting for securities held for sale   (6,428)      (6,428)      (6,428)
                                            (5,884)      (5,853)      (6,122)
    Tax loss carryforwards                 (71,950)     (56,199)     (92,382)
                                           (77,834)     (62,052)     (98,504)
    Valuation allowance                     77,834       62,052       98,504
    Net deferred tax                       $   -       $   -       $    -




                                F-13
                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
                  February 28, 1999, 1998 and 1997

  8. INCOME TAXES (Continued)

     At February 28, 1999, the Company had net operating loss carryforwards available of $479,668 and unused investment credit carryforwards available of $3,724. Such carryforwards expire as follows:

                                                 Net
                                              Operating           Investment
                          Expiration             Loss               Credits

                             2000               50,863              3,724
                             2001               20,035                -
                             2002              127,905                -
                             2009              115,412                -
                             2010                8,006                -
                             2011               49,540                -
                             2012                9,442                -
                             2014               98,465
                                              $479,668            $ 3,724*

  * subject to limitations

  The Company also has long-term capital loss carryover of $94,940.

  9.  RELATED PARTY TRANSACTIONS

      The Company is related to the following companies by common ownership and/or management:

           Manx Oil Corporation
           Manewal-Bradley Oil Company, Inc.
           Zephyr Exploration
           Econoservice, Inc.

      Lease operating expenses paid to Manx Oil Company were $113,157, to Manewal-Bradley Oil Company, Inc. were $3,410 and to Econoservice, Inc. were $576 for the year ended February 28, 1999. Amounts received from Manx Oil Corporation were $1,839 for lease operating expenses.
      Oil and gas revenue received from Manx Oil Corporation were $88,924 and oil and gas revenue paid were $650. The Company owed Manx Oil Corporation $117,0084 at February 28, 1999 and $76,504 at February 28, 1998. Manx Oil Corporation owed the Company $6,678 at February 28, 1999 and $11,241 at February 28, 1998. See Note 4 also.





                                 F-14
                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
                  February 28, 1999, 1998 and 1997

10. MAJOR PURCHASERS AND CONCENTRATION OF RISK

    Substantially all of the Company's accounts receivable at February 28, 1999 and 1998 result from oil and gas sales to other companies in the oil and gas industry or joint industry billings to other interest holders. This concentration of customers may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry - wide changes in economic or other conditions.
    Such receivables are generally not collateralized. One single joint interest receivable comprises 57% of total noncurrent accounts receivable at February 28, 1999.

    The following customers each contributed 10% or more of the revenues derived from oil and gas sales for the years ending February 28, as follows:

                            1999                1998                1997

   Eighty-Eight Oil     $  113,154           $  218,696        $  162,606
   Texaco               $     -              $   47,141        $   43,464
   JN Petroleum         $     -              $   65,293        $   92,509
   Amoco                $   13,351           $     -           $     -

11.   SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited)

  Capitalized Costs

  Capitalized costs relating to the Company's oil and gas producing activities as of February 28, 1999, 1998 and 1997 are as follows:

                                     1999           1998             1997
           Proved properties     $  435,342     $  435,342       $  268,023
           Unproved properties         -              -               4,842

                                 $  435,342     $  435,342       $  272,865

           Support equipment     $      570     $      570       $      570

           Accumulated depreciation
                   and depletion $  197,850     $  179,937       $  170,881

           Costs incurred in oil and gas property acquisition, exploration and development activities

           Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures, are summarized as follows for the years ended February 28, 1999, 1998 and 1997 (all in the United States):
                                     1999        1998          1997
      Property acquisition costs:
       Proved properties         $     -     $   68,055   $       -
       Unproved properties       $     -     $     -      $       -
       Exploration costs         $     -     $      620   $        1
       Development costs         $     -     $   99,264   $       -
                                 F-15
                 WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
                  February 28, 1999, 1998 and 1997

11. SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited) (continued)

    Results of operations for oil and gas producing activities

    The results of operations for oil and gas producing activities, excluding capital expenditures and corporate overhead and interest costs, are as follows for the years ended February 28, 1999, 1998 and 1997
    (all in the United States):

                                     1999           1998           1997

      Revenues                $     131,682   $    306,807    $    357,765
      Production costs              175,438        221,403         272,681
      Exploration costs                -               620               1
      Depreciation and depletion     11,605         15,934          17,184

                              $     (55,361)  $     68,850    $     67,899
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
















                                 F-16

                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
                  February 28, 1999, 1998 and 1997

11. SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited) (continued)

    Oil and Gas Reserve Quantities

    Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended February 28, 1999, 1998 and 1997:
                            1999             1998             1997
                         Oil     Gas      Oil     Gas      Oil     Gas
                       (bbls.)  (mcf)   (bbls.)  (mcf)   (bbls.)  (mcf)
Proved reserves:
  Beginning of year    127,080  80,687   88,197  84,255  163,378  86,884
  Improved Recovery -
    Water Flood           -       -        -       -     (63,384)   -
  Revisions of previous
    estimates              593      17   40,963     907    4,989    -
  Purchase of minerals
    in place              -       -      14,000      -       -      -
  Production           (10,230) (3,335) (16,080) (4,295) (16,786) (2,629)
  Sales of minerals
    in place              -         -       -      -         -       -

 End of year           117,443  77,549  127,080  80,867   88,197  84,255

Proved developed reserves:
  Beginning of year    127,080  80,867   88,197  84,255  163,378  86,884
  End of year          117,443  77,549  127,080  80,867   88,197  84,255


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



                                F-17
                    WYOMING OIL AND MINERALS, INC.

                     Notes to Financial Statements
                   February 28, 1999, 1998 and 1997

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

    Presented below are the standardized measure of discounted future net cash flows and changes therein relating to proved reserves as of and for the years ended February 28, 1999, 1998 and 1997.

                                       1999          1998         1997
   Future cash inflows              $1,411,362    $2,213,824   $1,901,220
   Future production and
     development costs                (808,058)   (1,047,014)    (955,275)
   Future income tax expenses             -         (164,009)     (64,735)
   Future net cash flows               603,304     1,002,801      881,210

   10% annual discount for
     estimated timing of cash flows    (52,966)     (385,486)    (344,608)
   Standard measure of discounted
     future net cash flows          $  550,338    $  617,315    $ 536,602

  The following are the principal sources of changes in the standardized measure of discounted future net cash flows:
                                    February 28,   February 28,  February 28,
                                       1999            1998         1997
  Sales and transfers of oil and gas
   produced, net of production costs $  43,756     $ (85,404)   $ (85,084)
  Net changes in prices and
   production costs                   (531,394)     (832,487)     414,851
  Improved Recovery - Water Flood         -             -        (515,701)
  Revisions of previous quantities
   estimates                            (3,404)      662,797       25,294
  Net change in purchases and sales
   of minerals in place                   -          346,920         -
  Accretion of discount                 61,732        53,660       80,965
  Net changes in income taxes          164,009       (99,274)     131,861
  Other - mainly change in
   production costs                    198,324        34,501     (325,238)
   Net increase (decrease)             (66,977)       80,713     (273,052)

   Estimated standardized measures:
     Beginning of year                 617,315       536,602      809,654

     End of year                    $  550,338    $  617,31     $ 536,602
                                 F-18