Form 10-Q
period 1999-05-31
WYOMING OIL & MINERALS INC
filed 1999-07-16
CIK 108729

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended May 31, 1999                   Commission File #0-79

                  Wyoming Oil and Minerals, Inc.
             (Exact name as specified in its Charter)



                   Wyoming                                 83-0217330
         (State or other jurisdiction of              (I.R.S. EMPLOYER
         incorporation or organization)          IDENTIFICATION NUMBER)











         330 S. Center, Suite 419, Casper, Wyoming 82602
             (Address of Principal Executive Offices)


         Registrant's Telephone Number, Including Area Code:   (307) 234-9638





    Indicate by check mark whether the registrant (1) has filed all report re-quired to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES     X      NO


    As of May 31, 1999, there were 17,250,000 shares of $0.01 par value common stock issued and outstanding.



                  WYOMING OIL AND MINERALS, INC.

                        TABLE OF CONTENTS

                           MAY 31, 1999


 PART I - FINANCIAL STATEMENTS

           Unaudited Balance Sheets
         May 31, 1999 and February 28, 1999                       1

           Unaudited Condensed Statements of Operations
         Three  Months Ended May 31, 1999                         2


           Unaudited Condensed Statements of Changes
             in Financial Position
         Three Months Ended May 31, 1999 and 1998                 3

           Unaudited Notes to Financial Statements                4

           Management's Discussion and Analysis of
             the Unaudited Condensed Statements of
             Operations                                           5


 PART II - OTHER INFORMATION                                      6























 :
                  WYOMING OIL AND MINERALS, INC.
                     UNAUDITED BALANCE SHEETS


      ASSETS                                               May 31,    Feb 28,
                                                            1999       1999
 Current assets:
    Cash                                                     $4,465     $7,972
    Accounts receivable                                      27,508     12,858
    Marketable equity securities,
      at market value (Note 4)                                5,850      5,850
    Inventory                                                33,865     33,865

           Total current assets:                             71,688     60,545

 Property and equipment, at cost less
   accumulated depreciation and depletion:
 201,929 =February 28, 1999
 202,706 =May 31, 1999                                      236,715    237,492

 Accounts receivable - non current                           27,101     27,101
 Other assets                                                    61         61
                                                             27,162     27,162

                                                           $335,565   $325,199


      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Notes payable, current portion (Note 3)                 $57,160    $57,160
    Accounts payable and accrued expenses                   142,147    144,271

           Total current liabilities:                       199,307    201,431

 Long term debt (Note 3)                                     85,556     85,556

 Stockholders' equity:
    Capital stock, common, $.01 par-value
    Authorized: 25,000,000 shares
    Issued: 17,250,000 shares as of
      February 28, 1999 and May 31, 1999                    172,500    172,500
    Additional paid-in capital                            1,023,525  1,023,525
    Accumulated deficit                                  (1,145,323)(1,157,813)

                                                             50,702     38,212









                                                           $335,565   $325,199





 The notes to financial statements are an integral part of these statements.
                                1

                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                           Three Months Ended
                                                           May 31,    May 31,
                                                            1999       1998
 Operating revenues:
    Oil and gas sales                                       $52,640    $33,913
    Other operating income                                    1,824      4,785
    Gain (loss) on sale of assets (Note 2)

           Total operating revenues                          54,464     38,698

 Operating expenses:
    Gerneral and administrative                              13,159     12,457
    Production expenses                                      22,679     74,436
    Lease rentals

           Total operating expenses                          35,838     86,893

           Operating income (loss)                           18,626    (48,195)

 Other income (expense):
    Realized gain (loss) sale of marketable securities
    Unrealized gain (loss) on valuation of marketable
      equity securities (Note 4)
    Interest income                                                          4
    Interest (expense)                                       (6,135)    (2,114)


           Other income (expense) net                        (6,135)    (2,110)

 Earnings (loss) from operations before taxes on earnings    12,491    (50,305)
 Taxes on earnings                                            1,874

 Earnings (loss) before extraordinary items                  10,617    (50,305)
 Extraordinary items:
    Effects of utilization of loss carry-forward benefits     1,874

 Net earnings (loss)                                        $12,491   ($50,305)

 Weighted average number of shares outstanding           17,250,000 17,250,000

 Net earnings (loss) per common share                         *          *

 *Less than $.01 per share
 The notes to financial statements are an integral part of these statements.
                                2
 :








                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                           May 31,    May 31,
                                                            1999       1998
 Operating revenues:
    Oil and gas sales                                       $52,640    $33,913
    Other operating income                                    1,824      4,785
    Gain (loss) on sale of assets (Note 2)

           Total operating revenues                          54,464     38,698

 Operating expenses:
    Gerneral and administrative                              13,159     12,457
    Production expenses                                      22,679     74,436
    Lease rentals

           Total operating expenses                          35,838     86,893

           Operating income (loss)                           18,626    (48,195)

 Other income (expense):
    Realized gain (loss) sale of marketable securities
    Unrealized gain (loss) on valuation of marketable
      equity securities (Note 4)
    Interest income                                                          4
    Interest expense                                         (6,135)    (2,114)

           Other income (expense) net                        (6,135)    (2,110)

 Earnings (loss) from operations before taxes on earnings    12,491    (50,305)
 Taxes on earnings                                            1,874

 Earnings (loss) before extraordinary items                  10,617    (50,305)
 Extraordinary items:
    Effects of utilization of loss carry-forward benefits     1,874

 Net earnings (loss)                                         12,491    (50,305)

 Weighted average number of shares outstanding           17,250,000 17,250,000

 Net earnings (loss) per common share                         *          *

 *Less than $.01 per share

 The notes to financial statements are an integral part of these statements.
                                3

 :
                  WYOMING OIL AND MINERALS, INC.
            UNAUDITED CONDENSED STATEMENTS OF CHANGES
                      IN FINANCIAL POSITION


                                                           Three Months Ended
                                                           May 31,    May 31,
                                                            1999       1998









 Sources of working capital:
    Net earnings from operations (adjusted by
      items not using working capital)                      $13,267   ($47,978)




                                                             13,267    (47,978)

 Uses of working capital:


    Payment of long term debt (Note 3)                                   2,137


                                                                         2,137

 Increase (decrease) in working capital                      13,267    (50,115)
 Working capital (deficit), beginning of period            (140,886)   (48,390)

 Working capital (deficit), end of period                 ($127,619)  ($98,505)














 The notes to financial statements are an integral part of these statements.

                                3

 :
                  WYOMING OIL AND MINERALS, INC.
             UNAUDITED NOTES TO FINANCIAL STATEMENTS


 1.  Significant accounting policies

      Refer to the Company's annual financial statements for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those financial satements for additional details of the Company's financial condition, results of operations, and changes in financial position. The details of those notes have not changed, except as a result of normal transactions in the interim, or as disclosed within this report.
      In the opinion of Management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of May 31, 1999 and 1998, and the results of operations for the three month periods then ended. The results of operations for the three month periods ended May 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


 2.  Oil and gas properties

      During the quarters ending May 31, 1998 and 1999, no properties were purchased or sold.

 3.  Notes payable

      As of May 31, 1999, the Company had outstanding notes payable of $142,716 The interest rates on $104,492 of these loans is 1% to 2% over the prime rate. Loans having a total balance of $54,492 are secured by producing wells. A not payable to a partnership in the amount of $38,224 has imputed interest at 9%.

 4.  Marketable Securities

      Marketable securities are carried at the lower of cost or market at the balance sheet date. That determination is made by aggregating all current marketable equity securities. Marketable equity securities in current assets had a cost at May 31, 1999 of $48,702.
      At May 31, 1999, there were gross unrealized losses of $42,852 per-taining to the current portfolio.









                                                4


                  WYOMING OIL AND MINERALS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


      The following is Management's discussion and analysis of material changes in financial conditions since the end of the most recent fiscal year.

      During the three months ended May 31, 1999, the Company's net working capital increased by $13,267, the result of capital provided by operations.

      Crude oil and natural gas sales for the three months ended May 31, 1999 were $18,727 higher than for the corresponding period of the prior year. This increase is mostly the result of the increase in oil prices.

      General and administrative expenses were $702 higher during the current three month period as compared to the corresponding 1998 period. This increase is mainly the result of timing differences of various administrative costs.

      Production expenses were $51,757 lower during the 1999 period as com-pared to the 1998 period. This decrease is the result of fluctuations in the timing of various well repair costs and workover costs.






























                                5





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




                                            WYOMING OIL AND MINERALS, INC.

                                                     (Registrant)





   Dated: July 13, 1999                  /s/ Jack C. Bradley, Jr.
         ---------------                ------------------------------
                                        Jack C. Bradley, Jr.
                                        President and Chief
                                        Financial Officer