Form 10-Q
period 1999-11-30
WYOMING OIL & MINERALS INC
filed 2000-01-14
CIK 108729

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended November 30, 1999        Commission File #0-7919

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

                   YES     X      NO


    As of November 30, 1999, there were 24,650,000 shares of $0.01 par value common stock issued and outstanding.



                  WYOMING OIL AND MINERALS, INC.

                        TABLE OF CONTENTS

                        NOVEMBER 30, 1999


 PART I - FINANCIAL STATEMENTS

           Unaudited Balance Sheets








         November 30, 1999 and February 28, 1999                  1

           Unaudited Condensed Statements of Operations
         Nine  Months Ended November 30, 1999                     2
         Three Months Ended November 30, 1999                     3

           Unaudited Condensed Statements of Changes
             in Financial Position
         Nine Months Ended November 30, 1999 and 1998             4

           Unaudited Notes to Financial Statements                5

           Management's Discussion and Analysis of
             the Unaudited Condensed Statements of
             Operations                                           6


 PART II - OTHER INFORMATION                                      7















 :
                  WYOMING OIL AND MINERALS, INC.
                     UNAUDITED BALANCE SHEETS


      ASSETS                                               Nov 30,    Feb 28,
                                                            1999       1999
 Current assets:
    Cash                                                    $97,748     $7,972
    Accounts receivable                                      24,520     12,858
    Marketable equity securities,
      at market value (Note 4)                                5,850      5,850
    Inventory                                                33,865     33,865

           Total current assets:                            161,983     60,545

 Property and equipment, at cost less
   accumulated depreciation and depletion:
 201,929 =February 28, 1999
 205,095 =November 30, 1999                                 234,326    237,492

 Accounts receivable - non current                           27,101     27,101
 Other assets                                                    61         61
                                                             27,162     27,162









                                                           $423,471   $325,199


      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Notes payable, current portion (Note 3)                 $56,410    $57,160
    Accounts payable and accrued expenses                   106,142    144,271

           Total current liabilities:                       162,552    201,431

 Long term debt (Note 3)                                    135,556     85,556

 Stockholders' equity:
    Capital stock, common, $.01 par-value
    Authorized: 25,000,000 shares
    Issued: 17,250,000 shares as of  February 28, 1999
      and 24,650,000 shares as of November 30, 1999         246,500    172,500
    Additional paid-in capital                            1,023,525  1,023,525
    Accumulated deficit                                  (1,144,662)(1,157,813)

                                                            125,363     38,212

                                                           $423,471   $325,199





 The notes to financial statements are an integral part of these statements.
                                1

                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                            Nine Months Ended
                                                           Nov 30,    Nov 30,
                                                            1999       1998
 Operating revenues:
    Oil and gas sales                                      $173,577   $104,639
    Other operating income                                    5,475     12,737
    Gain (loss) on sale of assets (Note 2)

           Total operating revenues                         179,052    117,376

 Operating expenses:
    Gerneral and administrative                              36,690     38,108
    Production expenses                                     117,463    157,324
    Lease rentals

           Total operating expenses                         154,153    195,432

           Operating income (loss)                           24,899    (78,056)

 Other income (expense):
    Realized gain (loss) sale of marketable securities        1,000
    Unrealized gain (loss) on valuation of marketable equity securities (Note 4)








    Interest income                                                          4
    Interest (expense)                                      (12,748)    (9,179)


           Other income (expense) net                       (11,748)    (9,175)

 Earnings (loss) from operations before taxes on earnings    13,151    (87,231)
 Taxes on earnings                                            1,973

 Earnings (loss) before extraordinary items                  11,178    (87,231)
 Extraordinary items:
    Effects of utilization of loss carry-forward benefits     1,973

 Net earnings (loss)                                        $13,151   ($87,231)

 Weighted average number of shares outstanding           24,650,000 17,250,000

 Net earnings (loss) per common share                         *          *

 *Less than $.01 per share
 The notes to financial statements are an integral part of these statements.
                                2
 :
                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                           Three Months Ended
                                                           Nov 30,    Nov 30,
                                                            1999       1998
 Operating revenues:
    Oil and gas sales                                       $56,646    $34,678
    Other operating income                                    1,824      3,187
    Gain (loss) on sale of assets (Note 2)

           Total operating revenues                          58,470     37,865

 Operating expenses:
    Gerneral and administrative                              12,294      9,365
    Production expenses                                      44,050     24,583
    Lease rentals

           Total operating expenses                          56,344     33,948

           Operating income (loss)                            2,126      3,917

 Other income (expense):
    Realized gain (loss) sale of marketable securities
    Unrealized gain (loss) on valuation of marketable
      equity securities (Note 4)
    Interest income
    Interest expense                                         (3,723)    (3,556)

           Other income (expense) net                        (3,723)    (3,556)

 Earnings (loss) from operations before taxes on earnings    (1,597)       361
 Taxes on earnings                                                          54

 Earnings (loss) before extraordinary items                  (1,597)       307








 Extraordinary items:
    Effects of utilization of loss carry-forward benefits                   54

 Net earnings (loss)                                        ($1,597)      $361

 Weighted average number of shares outstanding           24,650,000 17,250,000

 Net earnings (loss) per common share                         *          *

 *Less than $.01 per share

 The notes to financial statements are an integral part of these statements.
                                3

 :
                  WYOMING OIL AND MINERALS, INC.
            UNAUDITED CONDENSED STATEMENTS OF CHANGES
                      IN FINANCIAL POSITION


                                                           Nine Months Ended
                                                           Nov 30,    Nov 30,
                                                            1999       1998

 Sources of working capital:
    Net earnings from operations (adjusted by
      items not using working capital)                      $16,317   ($80,883)

    Increase in long term debt (Note 3)                      50,000
    Sale of common stock                                     74,000

                                                            140,317    (80,883)

 Uses of working capital:


    Payment of long term debt (Note 3)                                   1,545


                                                                         1,545

 Increase (decrease) in working capital                     140,317    (82,428)
 Working capital (deficit), beginning of period            (140,886)   (48,390)

 Working capital (deficit), end of period                     ($569) ($130,818)






















 The notes to financial statements are an integral part of these statements.

 :
                  WYOMING OIL AND MINERALS, INC.
             UNAUDITED NOTES TO FINANCIAL STATEMENTS


 1.  Significant accounting policies

      Refer to the Company's annual financial statements for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those financial satements for additional details of the Company's financial condition, results of operations, and changes in financial position. The details of those notes have not changed, except as a result of normal transactions in the interim, or as disclosed within this report.
      In the opinion of Management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of November 30, 1999 and 1998, and the results of operations for the three and nine month periods then ended. The results of operations for the three and nine month periods ended November 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

 2.  Oil and gas properties

      During the quarters ending November 30, 1998 and 1999, no properties were purchased or sold.

 3.  Notes payable

      As of November 30, 1999, the Company had outstanding notes payable of $191,966. The interest rates on $153,742 of these loans is 1/2% to 2% over the prime rate. Loans having a total balance of $103,742 are secured by producing wells. A note payable to a partnership in the amount of $38,224 has imputed interest at 9%.

 4.  Marketable Securities

      Marketable securities are carried at the lower of cost or market at the balance sheet date. That determination is made by aggregating all current marketable equity securities. Marketable equity securities in current assets had a cost at November 30, 1999 of $44,133.
      At November 30, 1999, there were gross unrealized losses of $38,283 per-taining to the current portfolio.

                  WYOMING OIL AND MINERALS, INC.








             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


      The following is Management's discussion and analysis of material changes in financial conditions since the end of the most recent fiscal year.

      During the nine months ended November 30, 1999, the Company's net working capital increased by $140,317, the result of capital provided by operations of $16,317, an increase in long term debt of $50,000 (Note 3), and the sale of 7,400,000 shares of the Company's common stock for $74,000.

      Crude oil and natural gas sales for the nine months ended November 30, 1999 were $68,938 higher than for the corresponding period of the prior year. This increase is mostly the result of the increase in oil prices.

    General and administrative expenses were $1,418 lower during the current nine month period as compared to the corresponding 1998 period. This decrease is mainly the result of timing differences of various administrative costs.

      Production expenses were $39,861 lower during the 1999 period as com-pared to the 1998 period. This decrease is the result of fluctuations in the timing of various well repair costs and workover costs.

                  WYOMING OIL AND MINERALS, INC.



                   PART II - OTHER INFORMATION

         Item 9 - Exhibits and Reports on Form 8-K










          (a)  Exhibit 27

               Exhibit 10.1 Stock Purchase and Restructuring Agreement among the Company, Michael D. Herman, dated October 29, 1999.

               Exhibit 10.2 Amendment to Stock Purchase and Restructuring Agreement among the Company, Michael et al., dated December 20, 1999

               Exhibit 27    Financial Data Schedule


          (b)  Reports on Form 8-K

               The Company filed a Form 8-K on November 9, 1999 reportin a change in control of the Company (Item 1). The report was dated October 29, 1999. No financial statements were filed with the repot.

                            SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WYOMING OIL AND MINERALS, INC.

                                          (Registrant)





         Dated: January 5, 2000
                                      /s/ Jack C. Bradley, Jr.
                                      Jack C. Bradley, Jr.
                                      President and Chief
                                      Financial Officer