Form 10-K
period 2000-02-28
WYOMING OIL & MINERALS INC
filed 2000-06-08
CIK 108729

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-K

                                (Mark One)
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended February 29, 2000

                                    OR

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from          to

                       Commission File Number 0-7919

                       WYOMING OIL & MINERALS, INC.
          (Exact name of registrant as specified in its charter)

Wyoming                                                83-0217330
State or other jurisdiction of incorporation  I.R.S. Employer Identification
or organization                               Number
                             330 South Center
                                 Suite 419
                           Casper, Wyoming 82601
                 (Address of principal executive offices)

Registrant's telephone number including area code:          (307) 234-9638

     Securities registered pursuant to section 12(b) of the Act: None

        Securities Registered Pursuant to Section 12(g) of the Act:

                               COMMON STOCK

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X        No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [    ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (151,145 shares). The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of May 15, 2000 (based on $3.50 bid, $3.50 asked) - $529,008.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date. May 15, 2000 - 546,500 shares.

DOCUMENTS INCORPORATED BY REFERENCE:    None


Item 1.   Business

     Wyoming Oil & Minerals, Inc. (the Company), a Wyoming corporation, was incorporated on February 23,1973 as Wyoming Coal Corporation. It was organized primarily to hold and develop state and fee coal leases and secondarily to acquire oil and gas properties and explore for, develop and produce oil and gas. As the Company evolved, its emphasis shifted from holding and developing coal leases to acquiring oil and gas leases and production. Some of the Company's coal leases have been explored and found not to contain coal deposits in commercial quantities and been dropped. As of the date of this report, the Company's coal properties have all been sold or dropped. Since oil and gas sales are now the Company's primary revenue source, its name was changed to Wyoming Oil & Minerals, Inc. as approved at a shareholders meeting held August 10, 1981 to more accurately reflect the Company's business.

     Generally, the economic success of the Company depends on its ability to locate and purchase oil and gas properties or purchase or lease valuable oil and gas prospects or mineral deposits. The Company must further operate, sell or lease these deposits or prospects to others at a profit or develop the properties itself or in conjunction with others.

     In pursuing these goals, the Company encounters competition from major oil and mining companies and other independent operators attempting to acquire prospective oil and gas leases, coal leases, production and other mineral interests. These sources of competition are both large and small energy oriented companies operating in the states in which the Company does business or may do business in the future. Some of these competitors are major oil and gas and coal companies with substantial reserves and earnings records. Others are small independents with varying degrees of stability. Some not only produce oil and gas, but refine and market petroleum products. Some produce and market coal. The Company may be in a position of competitive disadvantage with many of these companies in that they have greater sources of capital, technical and management personnel, research facilities and sources of information.


                                     2

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

     The Company markets its properties or interests in its properties to others who will develop them while the Company retains an economic interest. The Company also drills exploratory oil and gas wells by itself and in joint venture with others. Additional funds are often needed to engage in these activities and the Company from time to time finance all or some of its interests in these projects by having other persons or entities bear the cost of drilling and/or completion of wells in exchange for an interest in the particular well or prospect.

     The business of the Company is seasonal only to the extent that weather conditions, particularly snow and cold in the winter, impede the ability of the Company or others who may be developing properties in which the Company has an interest to conduct exploratory activities, drilling production or mining operations.

     The Company has only one employee, its President, Jack C. Bradley, Jr., who receives $1000 monthly and reimbursement of his actual and necessary expenses.

     The Company is operating in one industry segment, the exploration, production and sale of oil and gas. All revenues, assets and liabilities are in the United States. See Financial Statements.

Item 2.   Properties

     The Company rents office space in the Goodstein Building in Casper, Wyoming at $400 per month.

     Oil and Gas Properties. For the following discussion, gross well or acre is a well or acre in which an interest is owned. The number of gross wells is the total number of wells in which an interest is owned.

     A net well or acre is deemed to exist when the sum of fractional ownership interest in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional ownership interests owned in gross wells or acres expressed as whole numbers and fractions thereof.

     A summary of the Company's oil and gas properties as of February 29, 2000 all located in the state of Wyoming is as follows:

                                        Gross Acres         Net Acres

     Undeveloped proved and
      unproved acres:
     Leasehold interest:
      Oil and gas                                15,140                3,816



                                     3
     Developed proved acres:
      Leasehold interest:
         Primarily oil                             7,039               3,299
         Primarily gas                                 0                   0

     No properties are held in fee.  All properties are held by leaseholds.

As of February 29, 2000, the Company owns the following productive wells:


                                   Oil                 Gas
                              Gross          Net       Gross          Net

Working Interest                   58        32.7469       2            1
Royalty                       36            .1046     0            0


     Oil and Gas Production.

     From its drilling efforts and from production purchased from others, the Company's net yearly production of crude oil and gas has been as follows:

     Year Ended
     the last day
     of February              Crude Oil in Barrels               Gas in MCF

       1998                         16,081                4,295
       1999                         10,230                3,335
       2000                         13,561                3,736

     The average sales price (including transfers) per unit oil and gas produced for the years ended the last day of February is as follows:

                         2000           1999           1998

     Oil -- Barrels           $19.90              $12.78              $18.50
     Gas -- MCF               $ 2.01              $ 1.37              $ 2.16

     The average production (lifting) cost per unit of production is as follows:

                         2000           1999           1998

     Oil -- Barrels           $10.13              $15.02              $13.43
     Gas -- MCF               $ 1.25              $ 1.25              $ 1.25

                                     4
                           Net Exploratory Wells

Fiscal Year
  Drilled           Producers           Dry Holes           Total Wells

   1998                 0                        0                   0
   1999                 0                        0                   0
   2000                 1/2                        0                 1/2

                           Net Development Wells

Fiscal Year
  Drilled           Producers           Dry Holes           Total Wells

   1998                 0                        0                   0
   1999                 0                        0                   0
   2000                 0                        0                   0


     Reserves. The following are reserve estimates as of last day of February:

Proved Oil and Gas Reserves             Oil (bbls)          Gas (mcf)

          1998                               127,080        80,867
          1999                               117,443        77,549
          2000                               187,457        73,884

Proved Developed Oil and Gas Reserves

          1998                               127,080        80,867
          1999                               117,443        77,549
          2000                               187,457        73,884

     The reserve estimates for all properties were computed both by management and by independent petroleum engineers for areas in which the Company has interest in certain wells. No reserve figures have been filed with or reported to any other regulatory authorities or agencies.

     Oil and Gas Operations. The Company follows the successful efforts method of accounting for oil and gas exploration and development activities. Under this method of accounting lease acquisition costs, intangible drilling costs and other costs associated with exploration efforts which result in the discovery of proved reserves are capitalized. Costs of well equipment, development drilling, support facilities, major betterments and renewals and other development costs are capitalized. Capitalized costs are amortized using the units of production method. For leasehold costs, the basis is total estimated units and proved developed reserves both of which are estimated by independent engineers and management of the Company. The amortized amounts are charged to depreciation and depletion expense. The recoverability of capitalized costs related to proved and unproved acreage is reviewed periodically. Any impairment discovered is charged to expenses.

     Costs of drilling exploratory wells which do not result in the discovery of proved reserves are charged to expense. Production costs, geological and geophysical costs, and maintenance and repairs are charged to expense.

                                     5
Item 3.   Legal Proceedings.

     None

Item 4.   Submission of Matters to a Vote of Security Holders.

     An annual meeting of shareholders was held February 2, 2000. Matters submitted to a vote were as follows:

          1.   To elect five directors of the Company

          2. To effectuate a reverse split of the common shares of the Company on a one for one hundred basis; and

          3. To authorize two million (2,000,000) shares of "blank check" preferred stock.

     All matters submitted were approved by the shareholders. Michael D. Herman, Gerard Laheney, Frederick Joutz and Ray Mason were elected to serve as directors, and Jack C. Bradley, Jr. was re-elected as a director. The following indicates the votes cast for, against or withheld with respect to each matter. All numbers are pre-reverse split.

     The number of votes cast in favor of the nominees for the Board of Directors were as follows:

          Votes for:

          J. Bradley     15,941,695
          M. Herman      13,524,195
          G. Laheney     13,514,195
          F. Joutz       13,514,195
          R. Mason       13,526,695

          All five nominees were elected or re-elected, respectively.

     The number of votes cast in favor of the 1-for-100 reverse stock split was 13,435,275; against, 568,500; abstained, 12,420.

     The number of votes cast in favor of the authorization of 2,000,000 shares of blank check preferred stock was 12,724,275; against, 1,268,500; abstained, 23,420.







                                     6

                                  PART II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters.

                                                       Bid Prices

                                                  High           Low

March 1, 1999 through February 28, 1999           0.50           0.50

March 1, 1999 through May 31, 1999                1.00           1.00

June 1, 1999 through August 31, 1999              1.00           1.00

September 1, 1999 through November 30, 1999       1.75           1.75

December 1, 1999 through February 29, 2000       12.00          12.00


     The source for the over-the-counter quotations is the National Discount Brokers. Such quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The above prices are retroactive for a 1 for 100 shares stock split on February 2, 2000.

     There were approximately 1541 holders of record of the Company's common stock as of May 15, 2000.

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

     On November 1, 1999, the Company sold 7,400,000 (pre-reverse split) shares of its common stock to Michael D. Herman in an unregistered private placement pursuant to Section 4(2) of the Act for consideration of $74,000. Section 4(2) was relied upon based on representations of the purchaser, information provided to the purchaser, and the relationship of the parties.







                                     7

Item 6.   Selected Financial Data
                                   Year Ended February 28/29
                           2000      1999      1998      1997      1996
Revenues:
 Operating revenues from
  oil and gas sales      $353,233  $131,682  $306,807  $357,765  $266,227

Other operating
 revenues                   7,368    14,455    19,566    22,039    24,962

Earnings (loss) from
 continuing operations before
 extraordinary items      108,493   (98,665)   18,197   ( 9,698)  (51,635)

Extraordinary items          --         --       --         --       --

Net earnings (loss) from
 continuing operations     108,493  (98,665)   18,197   ( 9,698)  (51,635)
Earnings (loss) per share
 from continuing operations    .49     (.57)      .11      (.06)     (.31)

Cash dividends per
 common share                --         --       --          --        --

At year end:

Total assets               923,952    325,199   342,140  242,330   256,806
Long-term obligations      642,630     85,556    86,693   50,000    50,000

Item 7.   Management's Discussion and Analysis of
          Financial Conditions and Results of Operation.

REVIEW OF 2000 RESULTS

Financial Position

     During the Company's fiscal year 2000, cash increased $51,028. This increase resulted from the net effect of cash used in operations in the amount of $66,660, cash provided by a bank loan in the amount of $750,000; debt paid in the amount of $150,750; cash paid for acquisition of proved properties in the amount of $440,620; cash paid for the acquisition of unproved properties in the amount of $90,880; and cash in the amount of $74,000 provided from the sale of common stock. The Company has financed property acquisitions in the past with debt and will continue to repay such borrowing with the revenues from those properties.

     The Company also paid $7,000 for a loan fee to American National Bank and $18,062 for reorganization costs.
                                     8
Results of Operations

     The Company's oil and gas revenues increased from $131,682 in fiscal 1999 to $353,233 in fiscal 2000. The increase of $221,551 was due to an increase in the average price per barrel during the year of $7.12 per barrel and an increase in production of 3,331 barrels. Production increased on wells owned during fiscal 1999 and increased due to the purchase of additional producing leases during fiscal 2000.

     Production and operating expenses decreased $17,023 from fiscal 1999 to fiscal 2000 mainly due to a decrease in workover costs on the Wade Hill Unit in excess of additional operating costs of the additional producing leases purchased during fiscal 2000. New exploration costs were incurred in fiscal 2000 of $18,566.

     Depreciation and depletion decreased $3,968 from fiscal 1999 to fiscal 2000 due to a change in the remaining life of the Wade Hill Unit which decreased the rate of depletion.

     General and administrative expenses did not change significantly between fiscal years.

     Interest expense increased $12,053 from fiscal 1999 to fiscal 2000 due to new debt incurred during fiscal 2000 and a greater number of monthly interest payments paid on bank debt incurred in fiscal 1999.

     Management anticipates sufficient cash flow during 2001 to support present operations. Management also anticipates negotiation and purchase of additional productive properties, increased gas drilling activity, and the rework of new and existing wells.

REVIEW OF 1999 RESULTS

Financial Position

     During the Company's fiscal year 1999, net cash increased by $4,518. Of this increase, $50,000 was from a bank loan, $1,247 went toward principal payments on debt and 44,227 was used in operations. The Company's emphasis regarding property additions continues to be toward acquiring existing production rather than from drilling new wells. No new drilling was done by the Company in fiscal 1999. Short term notes payable increased by $49,992 which was discussed above and used in operations. The Company has financed property acquisitions in the past with debt and will continue to repay such borrowings with the revenues from those properties.

Results of Operations

     The Company's oil and gas revenues decreased from $306,807 in fiscal 1998 to $131,682 in fiscal 1999 mainly due to a decrease in oil prices and decreased production. Present production has the effect of decreasing Wyoming Oil & Minerals reserves. Crude oil sales decreased significantly due to the very low oil prices causing some wells to be shut in as they became uneconomical.

     During fiscal 1999, the amount reserved for the depletion of reserves and the depreciation of equipment was $11,605. Loss on operations for the year was $98,665 due to the cost of working over some wells and the reasons stated above.

                                     9

     Production and operating revenues decreased approximately 21% as a percentage from fiscal 1998 compared to fiscal 1999 due to the President's reducing his salary by one half for most of the year. Since fiscal 1985, the Company has resolved to avoid those activities that required additional outside professional services and to limit operations to the management of existing properties and the acquisition of additional properties within the Company's ordinary course of business.

     Interest expense increased over the prior year due to the additional bank financing discussed above.

REVIEW OF 1998 RESULTS

Financial Position

     During the Company's fiscal year 1998, net cash decreased by $3,976. Of this decrease, $120,351 was for the purchase of properties, $3,500 was principal payments on debt, and 119,875 was cash provided by operations. The Company's emphasis regarding property additions continues to be toward acquiring existing production rather than from drilling new wells. No new drilling was done by the
Company in fiscal 1998.   Short term notes payable decreased by $3,500, which
was paid in cash. The Company has financed property acquisitions with debt and continues to repay such borrowings with the revenues from those properties.

Result of Operations

     The Company's oil and gas revenues decreased from $357,765 in fiscal 1997 to $306,807, mainly due to a decrease in oil prices in fiscal 1998. Present production has the effect of decreasing Wyoming Oil & Minerals reserves; however, due mainly to undertaking the waterflood of the Don Thorson #1, total oil and gas reserves increased significantly for the fiscal year ended February 29, 1998. An independent engineering firm generated a partial reserves analysis during fiscal year 1998. Crude oil sales stayed approximately the same.

     During fiscal 1998, the amount reserved for the depletion of reserves and the depreciation of equipment was $15,934. Income on operations for the year was $18,197 due, in part, to the cost of abandoned nonproducing properties being only $4,842.

     Production and operating expenses decreased approximately 19% as a percentage from fiscal 1997 to 1998, due to less workover costs.

     "Total" General and Administrative expenses decreased approximately $5,498 from fiscal 1997 compared to fiscal 1998 due to a decrease in expense for well logs, maps, etc. of $5,292. Since fiscal 1985, the Company has resolved to avoid those activities that required additional outside professional services and to limit operations to the management of existing properties and the acquisition of additional properties within the Company's ordinary course of business.

     Interest expense remained approximately the same as in fiscal 1997.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.
                                    10


Item 8.   Financial Statements and Supplementary Data.

     For the financial statements and supplementary data required by Item 8, see Financial Statements, Unaudited Supplemental Financial Information and Schedules.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable

































                                    11


                                 PART III

Item 10.  Directors and Executive Officers
          of the Registrant.

     The following are the present directors and executive officers of the Company. The Board does not have any audit, compensation, nomination, or other committees.

     Jack C. Bradley Jr., age 58, has been president and director of the Company since February 23, 1973. Mr.Bradley has also been the president, a director, and the majority shareholder of Manx Oil Corporation based in Casper, Wyoming, since 1969; and secretary, director and shareholder of Econoservice, Inc., based in Casper, Wyoming, since 1986. Both of those entities are engaged in the oil and gas exploration or production business. Since 1970, Mr. Bradley has also been the owner of Zephyr Exploration, a sole proprietorship engaged in the oil and gas exploration and production business and real estate investments.

     Michael D. Herman, age 42, is a self-employed business consultant and has been Chairman, CEO, Treasurer and Secretary of the Company since February, 2000. He was the Chairman and chief executive officer of TeleMatrix, Inc., a Colorado-based telecommunications equipment provider to the hospitality and commercial markets, from 1991 to September 1999, when the company was sold to Meditrust Corporation (NYSE - MT). Mr.Herman has been involved actively as an investor and principal in the oil and gas business since 1985. Since 1997, he has been the sole shareholder and President of Lincoln 77, Inc., which is active in the acquisition and development of oil and gas leaseholds in eastern Kansas. In addition to producing oil, Lincoln 77 provides contract services to outside operators in the area of drilling, workover and the cementing and acidizing of new and existing wells. Mr. Herman is a shareholder of Colorado-based Skyline Resources, Inc., which is actively acquiring acreage and developing both oil and coalbed methane gas in western Wyoming. Mr. Herman continues to be active in the telecommunications equipment business through his involvement with American TeleSwitch Corporation.

     Gerard Laheney, age 62, a director of the Company since February, 2000, has been President of Aegis Investment Management Company, an investment advisory firm specializing in global investment portfolio management, since August 1993. From July 1995 to July 1996, Mr. Laheney was a consultant for Portfolio Resources Group, overseeing global equities, fixed income and foreign exchange investments. Mr. Laheney has been a director of Craig Corporation (NYSE - CRG) since 1990 and served as a director of Reading Company (NASD - RDGE) between November 1993 and June 1996.

     Frederick L. Joutz, age 46, a director of the Company since February, 2000, has been a professor at the Department of Economics at The George Washington University in Washington, D.C. since 1985, and has been an Associate Professor there since 1991. He teaches graduate, undergraduate, and MBA level courses in Econometrics, Forecasting Macroeconomics, Money and Banking, and Energy Economics. He has also served as a consultant and technical expert to several government agencies, including the Department of Energy and the Department of Agriculture, as well as to various private corporations. He has been published extensively in several academic journals, including American Economic Review, Journal of Business and Economic Statistics, Journal of Policy Modeling, Journal of Macroeconomics and Energy Economics. He is also an Associate Editor of The International Journal of Forecasting. Mr. Joutz earned his Bachelor's degree at the University of Maryland, his Master's degree at the University of British Columbia in Vancouver, British Columbia, Canada; and a Ph.D. in Economics at the University of Washington.
                                    12

     Ray Mason, age 52, a director of the Company since February, 2000, has been a Spanish language teacher at Boyd Anderson High School in Lauderdale Lakes, Florida, since 1989. He took a leave of absence from teaching to work as a certified financial planner with American and International Financial Group in Ft. Lauderdale, Florida from 1995 to 1997. He also served as Territorial Manager for Life Alert Medical Systems, a provider and installer of medical alert systems, from 1997 to 1999. Mr. Mason earned his B.A. degree at Queens College in Flushing, New York; his Master's degree in Adelphi University in Garden City, New York; and his Professional Diploma in Business Administration and Management at C.W. Post College in Brookfield, New York.

     Mr. Herman and Mr. Joutz are cousins. There are no other family relationships between any of the officers and directors of the Company. The term of the officers expires at the annual directors' meeting.

     Section 16(a) Beneficial Ownership Reporting Compliance

     During fiscal year 2000, Messrs. Laheney, Joutz and Mason each filed one late report, Form 3.

Item 11.  Executive Compensation

Summary Compensation Table

     The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by each of the named executive officers. No employee of the Company received a total salary and bonus exceeding $100,000 during any of the last three fiscal years.

               Annual Compensation           Long-Term Compensation

                                                   Securities
Name and              Fiscal Year      Salary         Bonus     Underlying
Principal Position       Ended           ($)          ($)       Options (#)

Michael D. Herman,       2000           -0-            -0-       600,000
Chief Executive          1999           -0-            -0-         -0-
Officer                  1998           -0-            -0-         -0-

Option Grants Table

     The following table sets forth information concerning individual grants of stock options made during the fiscal year ended February 29, 2000 to the Company's Chief Executive Officer. See " Stock Option Plans".

           Option Grants For Fiscal Year Ended February 29, 2000

                  Number of      % of Total
                  Securities     Options
                  Underlying     Granted
                  Options        to Employees in  Exercise or Base  Expiration
Name              Granted (#)    Fiscal Year      Price ($/Sh)      Date

Michael D. Herman,  300,000        50%            $1.00             01/31/2001
Chief Executive     300,000        50%            $2.00             02/18/2003
Officer
                                    13
Aggregated Option Exercises and Fiscal Year-End Option Value Table

     The following table sets forth information concerning each exercise of stock options during the fiscal year ended February 29, 2000 by the Company's Chief Executive Officer, and the fiscal year end value of unexercised options held by the Chief Executive Officer.

                        Aggregated Option Exercises
                  For Fiscal Year Ended February 29, 2000
                         And Year-End Option Values

                                                                Value of
                                                                Unexercised
                                              Number of         In-The-Money
                                              Unexercised       Options at
                                              Options at Fiscal Fiscal Year-End
                                              Year-End (#)(3)   ($)(4)
              Shares
              Acquired on     Value           Exercisable/      Exercisable/
Name          Exercise (#)(1) Realized ($)(2) Unexercisable     Unexercisable

Michael D. Herman   300,000        300,000       300,000/0      $3,000,000/0
Chief Executive
Officer


(1) The number of shares received upon exercise of options during the fiscal year ended February 29, 2000.

(2) With respect to options exercised during the Company's fiscal year ended February 29, 2000, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options. Mr. Herman was allowed a "cashless exercise" by the Board as a portion of consideration paid by the Company for oil and gas rights owned by Mr. Herman.

(3) The total number of unexercised options held as of February 29, 2000 separately identifying those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of February 29, 2000, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options, based on the bid price of the Company's Common Stock on February 29, 2000. The closing bid price for the Company's Common Stock on February 29, 2000 was $12.00 per share which was a temporary high. Based on the average bid price for the following thirty days, which was $3.50 per share, this number would be $450,000.


Compensation of Outside Directors

     Directors of the Company who are not also employees of the Company ("Outside Directors") are not paid for meetings of the Board of Directors that they attend.


                                    14

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management.

     The following table shows the Common Stock ownership for each director, named executive officer, 5% shareholder, and all directors and executive officers as a group:

                              Amount and Nature
                               of Beneficial                Percent of
Director                         Ownership                     Class

Michael D. Herman                     674,000 (2)              79.6%
Chairman, CEO, Treasurer, Secretary
1565 Old Stage Road
Colorado Springs, CO 80906

Jack C. Bradley, Jr.                   21,355 (1)               3.9%
President, Director
330 S. Center, Suite 419
Casper, WY  82601

Gerard P. Laheney                         0                      -
Director
330 S. Center, Suite 419
Casper, WY 82601

Frederick Joutz                           0                      -
Director
330 S. Center, Suite 419
Casper, WY 82601

Ray Mason                                 0                      -
Director
330 S. Center, Suite 419
Casper, WY 82601

All directors and
officers as a group                   695,355                   82.1%

(1) Of this total, 20,855 shares are owned of record by Jack C. Bradley, Jr., and 500 are owned by Manx Oil Corporation, of which Bradley is the president, a director, and owner of a majority of its outstanding common shares.

(2) Includes options held by Mr. Herman to purchase 300,000 shares for $2.00 per share that expire February 2,2003 and 374,000 shares of Common Stock directly owned.

(3) Equals less than actual column due to method of calculating percentages when a portion of shares beneficially owned are pursuant to options not yet exercised.

                                    15

Item 13.  Certain Relationships and Related Transactions.

     See Footnote 11 to the financial statements.














































                                    16
                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a)  Documents filed as a part of this Annual Report on Form 10-K:

     1.  Financial Statements.

     The following documents are filed as part of this Annual Report on Form
10-K:

          Report of Independent Accountants;

          Balance Sheets as of February 28, 1999 and February 29, 2000;

          Statements of Operations and Comprehensive Income for the years ended
              February 28, 1998; February 28, 1999; and February 29, 2000

          Statements of Stockholders' Equity for the years ended February 28, 1998; February 28, 1999; and February 29, 2000

          Statements of Cash Flows for the years ended February 28, 1998;
              February 28, 1999; and February 29, 2000; and

          Notes to Financial Statements

     2.  Financial Statement Schedules.

     None of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are required under the related instructions, and therefore such schedules are inapplicable and have been omitted.

     3.  Exhibits.

Exhibit No.         Description

Exhibit 3.1    Certificate of Incorporation, as amended to date, filed as
               Exhibit 3.1 to the Company's Registration Statement on Form S-8 filed on March 3, 2000, SEC File No. 333-31936 and incorporated herein by reference.

Exhibit 3.2 By-Laws of the Company, as amended to date, filed as Exhibit 3.2 to the Company's Registration Statement on Form S-8 filed on March 3, 2000, SEC File No. 333-31936 and incorporated herein by reference.

Exhibit 4.1    Description of common stock (included in Exhibit 3.1 hereto).




                                    17
Exhibit 10.1   Wyoming Oil & Minerals, Inc. Y2K Employee Benefit Plan, filed as
               Exhibit 4.2 to the Company's Registration Statement of Form S-8 filed on March 3, 2000, SEC File No. 333-31936 and incorporated herein by reference.

Exhibit 10.2 Promissory Note dated February 9 2000, payable to American National Bank.

Exhibit 10.3 Commercial Loan Agreement dated February 9, 2000, with American National Bank.

Exhibit 23.1   Consent of Maurice M. Morton, CPA.

Exhibit 27.1   Financial Data Schedule.


(b)       Reports on Form 8-K:

     The Company filed a Form 8-K dated February 2, 2000 reporting the acquisition of certain assets and the results of its annual shareholders' meeting. No financial statements were filed with that report.
































                                    18


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


DATED: June 6, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


                                        /s/ Jack C. Bradley, Jr.
                                        Jack C. Bradley, Jr., Director




DATED: June 6, 2000



                                         /s/ Michael D. Herman
                                        Michael D. Herman
                                        Director, Principal Executive Officer,
                                        Principal Financila Officer and
                                        Principal Accounting Officer



DATED: June 6, 2000



                                         /s/ Gerard P. Laheney
                                        Gerard P. Laheney
                                        Director



DATED: June 6, 2000












                      WYOMING OIL AND MINERALS, INC.

                              CASPER, WYOMING


                           FINANCIAL STATEMENTS

                AS OF FEBRUARY 29, 2000, FEBRUARY 28, 1999

                                 AND 1998







                       INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Wyoming Oil and Minerals, Inc.
Casper, Wyoming

I have audited the accompanying balance sheets of Wyoming Oil and Minerals, Inc., as of February 29, 2000 and February 28, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended February 29, 2000 and February 28, 1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wyoming Oil and Minerals, Inc. as of February 29, 2000 and February 28, 1999, and the results of its operations and changes in its stockholders' equity and its cash flow for the years ended February 29, 2000 and February 28, 1999 and 1998, in conformity with generally accepted accounting principles.



                                   MAURICE M. MORTON
                                   Certified Public Accountant


Casper, Wyoming
May 19, 2000          WYOMING OIL AND MINERALS, INC.

                              Balance Sheets

                                  ASSETS


                                        February 29,         February 28,
                                           2000                  1999

Current assets:
      Cash                                     $ 59,000     $    7,972
      Accounts receivable                        34,422          6,180
      Accounts receivable - related parties      46,624          6,678
      Marketable equity securities -
      (Note 3)                                   14,536          5,850
      Inventory of oil in tanks - at lower of cost (specific
       identification) or market                 91,100         33,865
      Note receivable - related parties (Note 4) 13,333            -
      Interest receivable                           216            -

        Total current assets                    259,231         60,545

Property and equipment, at cost under the
      successful efforts method of accounting
       (Note 5):
        Proved oil and gas properties           725,103        435,342
        Unproved oil and gas properties          90,880           -
        Pipeline and drilling equipment             570            570
        Office furniture and equipment            7,117          3,509
                                                823,670        439,421

   Less accumulated depletion and depreciation (204,495)      (201,929)
                                                619,175        237,492

Other assets:
      Accounts receivable - non current          26,352         27,101
      Financing fees, net of accumulated
       amortization of $1,867                    19,133           -
      Other assets                                   61             61
                                                 45,546         27,162
                                          $     923,952     $  325,199
                                (continued)









              See accompanying notes to financial statements.
                                    F-2

                        WYOMING OIL AND MINERALS, INC.

                              Balance Sheets
                               (Continued)

                   Liabilities and Stockholders' Equity

                                            February 29      February 28,
                                               2000              1999

Current liabilities:
      Notes payable (Note 6):
       Related parties                    $       3,750        $    4,500
       Bank                                         -              49,992
      Accounts payable                           57,804            25,926
      Accounts payable - related parties         39,712           117,008
      Accrued expenses                            3,698             1,337
      Income taxes payable                        6,636               -
      Current portion of long-term debt (Note 7) 57,370             2,668

       Total current liabilities                168,970           201,431

Long-term debt (Note 7)                         642,630            85,556

Stockholders' equity (Note 8 and 9):
      Common stock, $.01 par value:
       Authorized - 25,000,000 shares
       Issued - 546,500 shares in 2000
        and 172,500 shares (post reverse
          split) in 1999                          5,465             1,725
      Preferred stock, no par value,
        authorized - 2,000,000
        issued - none                               -                 -
      Additional paid-in capital              1,533,521         1,194,300
      Additional paid-in capital - stock options 20,000               -
      Accumulated deficit                    (1,455,320)       (1,157.813)
      Unrealized gains on securities available for sale
        net of applicable deferred income taxes   8,686               -
                                                112,352            38,212

                                          $     923,952        $  325,199








              See accompanying notes to financial statements.
                                      F-3

                       WYOMING OIL AND MINERALS, INC.

             Statements of Operations and Comprehensive Income

                                    February 29,   February 28,  February 28,
                                       2000            1999          1998

Operating revenues:
      Oil and gas sales (Note 12)    $ 353,233      $ 131,682     $ 306,807
      Gain (loss) on sale of oil and
       gas properties and equipmet       9,013           -             -
      Other operating income             7,368         14,455        19,566

       Total operating revenues        369,614        146,137       326,373

Operating expenses:
      General and administrative        47,614         48,213        58,901
      Depreciation, depletion and
       amortization                      9,504         11,605        15,934
      Oil and gas production costs     158,415        175,438       221,403
      Exploration costs                 18,566           -             -
      Abandoned properties                 -             -            4,842
      Lease rentals                        -             -              620

       Total operating expenses        234,099        235,256       301,700

       Operating income (loss)         135,515        (89,119)       24,673

Other income (expense):
      Gain on sale of marketable
       securities                        1,000           -             -
      Interest income                      216              4            44
      Interest expense                 (21,602)        (9,550)       (6,520)


       Other income (expense), net     (20,386)        (9,546)       (6,476)
                                                                  (continued)











              See accompanying notes to financial statements.
                                    F-4

                      WYOMING OIL AND MINERALS, INC.

             Statements of Operations and Comprehensive Income
                                (Continued)

                                    February 29,   February 28,   February 28,
                                       2000            1999           1998

Earnings (loss) before income taxes: $ 115,129      $ (98,665)    $   18,197
  Income tax expense (Note 10):
           Current                       6,636           -               -

Net earnings (loss)                    108,493        (98,665)        18,197
      Other comprehensive income, net of tax:
       Unrealized gains on available for sale
        securities                       8,686           -               -

      Comprehensive income           $ 117,179      $ (98,665)    $   18,197

Net earnings (loss ) per
      common share (Note 15):
       Basic                         $     .49      $    (.57)    $      .11
       Diluted                       $     .34      $    (.57)    $      .11

Average shares outstanding - Basic     222,167        172,500        170,000

Average shares outstanding - Diluted   323,212        172,500        170,000




















              See accompanying notes to financial statements.
                                    F-5

                                   WYOMING OIL AND MINERALS, INC.

                                 Statements of Stockholders' Equity

                                       Additional
               Common Stock  Additional  Paid-in
              $.01 Par Value   Paid-in   Capital  Accumulated Unrealized
              Shares  Amount  Capital Stock Options Deficit   Gains   Total

Balance at
 February
 28, 1997  16,750,000 167,500 1,021,025     -     (1,077,345)    -     111,180

Shares
 issued for
 properties   500,000   5,000     2,500     -           -        -       7,500


Net Income       -        -        -        -         18,197     -      18,197
Balance at
 February
 28, 1998  17,250,000 172,500 1,023,525     -      1,059,148     -     136,877

Net loss         -       -         -        -        (98,665)    -     (98,665)
Balance at
 February
 28, 1999  17,250,000 172,500 1,023,525     -     (1,157,813)    -      38,212

Sale of
 share      7,400,000  74,000      -        -           -        -      74,000

Reverse stock
 split of
 1 for 100(24,403,500)(244,035)  244,035    -           -        -        -

Shares issued for
 properties   300,000    3,000   297,000    -           -        -     300,000

Stock options
 issued for
 loan
 commitment fee  -        -         -     14,000        -        -      14,000

Unrealized gains
 on marketable
 equity
 securities,
 net of tax      -        -         -       -           -       8,686    8,686

Net income       -        -         -       -        108,493     -     108,493

Distribution
 attributed to
 purchase of
 properties
 from stockholder-        -         -      6,000    (406,000)    -    (400,000)

Reorganization
 expenses        -        -      (31,039)   -           -        -     (31,039)

Balance at
 February
 29, 2000 $   546,500 $  5,465$1,533,521 $20,000 $(1,455,320) $8,686  $112,352




                           See accompanying notes to financial statements.

                                                 F-6

                           WYOMING OIL AND MINERALS, INC.
                             Statements of Cash Flows

                                     February 29,    February 28,  February 28,
                                        2000             1999          1998

Cash flows from operating activities:
 Cash received from customers    $     222,594     $   155,991   $   369,130
 Cash paid to suppliers and employees (270,012)       (189,985)     (244,806)
 Interest income                          -                  4            44
 Interest expense                      (19,242)        (10,237)       (4,493)

 Net cash provided by (used in)
  operating activities                 (66,660)        (44,227)      119,875

Cash flows from investing activities:
 Purchase of oil and gas properties
  and equipment                       (431,500)           -         (120,351)
 Proceed from sale of marketable
  securities                             1,000            -             -
 Distribution attributable to
   purchase of properties             (100,000)           -             -

 Net cash provided by (used in)
  investing activities                (530,500)           -         (120,351)

Cash flows from financing activities:
 Sale of common stock                   74,000            -             -
 Proceeds from note payable            750,000          49,992          -
 Reorganization costs                  (18,062)           -             -
 Principal payments                   (150,750)         (1,247)       (3,500)
 Loan fee                               (7,000)           -             -
Net cash provided by (used in)
  financing activities                 648,188          48,745        (3,500)

Net increase (decrease) in cash and
 cash equivalents                       51,028           4,518        (3,976)

Cash and cash equivalents at
 beginning of year                       7,972           3,454         7,430

Cash and cash equivalents at end
 of year                              $  59,000     $    7,972   $     3,454
                                                                  (continued)






              See accompanying notes to financial statements.
                                    F-7
\
                       WYOMING OIL AND MINERALS, INC.
                          Statements of Cash Flows
                                (Continued)

                                          February 29, February 28, February 28,
                                              2000         1999         1998

Reconciliation of net income to net cash provided by (used in) operating activities

Net earnings (loss)                          $108,493    $(98,665)   $ 18,197

Adjustments to reconcile net income to cash
 provided by (used in) operating activities:
 Depreciation, depletion and amortization       9,504      11,605      15,934
 (Increase) decrease in accounts receivable   (67,439)      6,234      36,917
 (Increase) decrease in notes receivable      (13,333)
 (Increase) decrease in inventory             (57,235)      3,620       5,840
 (Increase) decrease in interest receivable      (216)
 Increase (decrease) in accounts payable      (45,418)     33,666      36,121
 Increase (decrease) in accrued expenses        8,997        (687)      2,024
 Abandoned properties                            -           -          4,842
 Gain on sale of marketable securities         (1,000)       -           -
 Gain on sale of oil and gas properties
  and equipment                                (9,013)       -           -

Net cash provided by (used in)
 operating activities                        $(66,660)   $(44,227)   $119,875



Supplemental schedule of non cash investing and financing activities

For the year ended February 29, 2000, the Company issued 300,000 shares of common stock as partial payment on properties.

Properties were sold during the year in exchange for a note receivable of $13,333 and the payoff of a note payable of $38,224 and accrued interest of $4,689.

For the year ended February 29, 2000 the fair value of available for sale securities increased $8,686.

For the year ended February 28, 1999, the Company purchased properties with a cost of $46,971 in exchange for stock and a note payable.





              See accompanying notes to financial statements.
                                    F-8

                   WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
           February 29, 2000 and February 28, 1999 and 1998

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

    Marketable equity securities

    Marketable equity securities are classified as available-for-sale securities and are carried at fair value at the balance sheet date, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders' equity.

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

                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
           February 29, 2000 and February 28, 1999 and 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Other property and equipment

    The Company's pipeline and drilling equipment and office furniture and equipment are depreciated utilizing the straight-line method to apportion costs over an estimated useful life of five years.

    Financing Fees

    Financing fees for acquisition of bank and other financing sources have been capitalized and are being amortized over the life of the debt.

    Earnings (loss) per common share

    The Company, in accordance with SFAS 128, Earnings Per Share, reports both basic and diluted earnings per share. Earnings per share - basic is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Earning per share - diluted reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock.

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

    Stock-Based Compensation

    In accordance with the provisions of SFAS 123, Accounting For Stock-Based Compensation, the Company accounts for transactions based on fair value of the goods or services.

                   WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
           February 29, 2000 and February 28, 1999 and 1998

2.  FOURTH QUARTER ADJUSTMENTS

    For significant purchases of properties during the fourth quarter of the year ended February 29, 2000 see Note 5. For significant financing transactions see Note 8.

    During the fourth quarter of the year ended February 28, 1998, the Company recorded an additional $46,971 in the purchase price of two oil and gas leases.

3.  MARKETABLE EQUITY SECURITIES

    Marketable equity securities are summarized as follows:

                                                      2000           1999
      Available for sale securities, at cost    $    41,077     $    48,702
      Less permanent impairments                     35,227          42,852
      Amortized costs                           $     5,850     $     5,850

    Proceeds and gross realized gains and losses from the sale of securities classified as available for sale for the years ended February 29, 2000 and February 28, 1999 were as follows:

                                                      2000            1999
      Gross proceeds                            $    1,000      $       -
      Gross realized gains                      $    1,000      $       -
      Gross realized losses                     $      -        $       -

  The amortized cost and estimated fair values of marketable securities are as follows:

                                       Gross         Gross
                          Amortized  Unrealized    Unrealized      Fair
                            Cost        Gains        Losses        Value

  February 29, 2000:
      available for sale
      securities          $  5,850   $  8,686     $    -        $  14,536

  February 28, 1999:
      available for sale
      securities          $  5,850   $   -        $    -        $   5,850


4.    NOTES RECEIVABLE

  A note receivable of $13,333 from a related party (Manx Oil Corporation) was incurred on the sale of properties on January 1, 2000. The note was payable over five years, however, the Company received full payment on May 15, 2000. Therefore, the note receivable is classified as current in the accompanying financial statements.

                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
           February 29, 2000 and February 28, 1999 and 1998


5.  OIL AND GAS PROPERTIES

  During the fourth quarter ended February 29, 2000, the Company purchased the following properties:

      a) A 100% working interest in producing leases located in Natrona County, Wyoming for $100,000.

      b) A 100% working interest in producing leases located in Johnson County and Natrona County, Wyoming for $185,241.

      c) A 25% working interest in proved and unproved leases in Carbon County, Wyoming and Moffat County, Colorado for $147,654 from the major stockholder of the Company. Effective April 24, 2000 an amendment to an exploration agreement between the other owners of the leases reduced the Company's working interest to 16.67% in the unproved leases and 28.75% in the proved leases.

  During the fourth quarter ended February 29, 2000, the Company sold its interest in producing leases in Hot Springs County, Wyoming in exchange for a note payable on the leases of $38,224 and recorded a gain of $1,013. The Company also sold its interest in another producing lease in Hot Springs County, Wyoming in exchange for a note receivable of $13,333 and a recorded gain of $8,000.

  During fiscal 1998, the Company purchased a 13.333% working interest in a producing lease in Hot Springs County, Wyoming and a 45% working interest in another producing lease in the same County. Both leases were purchases from a related party.

  During fiscal 1998, the Company purchased a 50% working interest in two producing leases in Hot Springs County, Wyoming for $54,471. Both leases were purchased from a related party.

  During fiscal 1998, the company expended $99,264 for major betterment workover on the Wade Hill Unit. The expenditures were to a related party. This amount is not being depleted as the results of the workover on production is not known at this time.

  See Note 2, also.

                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
           February 29, 2000 and February 28, 1999 and 1998

6.    NOTES PAYABLE

  The Company had outstanding notes payable as follows:

  Other                                                2000         1999

  Line of credit payable to Bank, due August 1, 1999,
    interest at 8.25%, secured by producing oil and
    gas wells. (Note 13)                             $   -        $ 49,992

  Note to individual (related party) due on demand, interest at 1% over the prime rate (9.50% at February 29, 2000)
    secured by a producing oil well.                    3,750        4,500
                                                     $  3,750     $ 54,492

  Other information regarding short-term notes payable is as follows:

                                               2000         1999        1998

  Average aggregate short-term
      borrowings                             $ 54,117   $ 54,500    $  6,250
  Maximum aggregate short-term borrowings
      at any month-end                       $ 54,492   $ 54,492    $  8,000
  Weighted average interest rate                 8.38%      8.60%       9.50%

  The weighted average interest rate was computed by dividing interest expense by the weighted average of such borrowings outstanding.

7.    LONG-TERM DEBT

  The Company had long-term debt as follows:
                                                             2000       1999
  Note payable to bank, due in quarterly payments of
      $38,000 including interest at .75% above Wall Street
      Journal prime (9.50% at February 29, 2000), maturity
      date March 18, 2005, secured by preferred stock of a
      third                              party.            $700,000   $   -

  Note payable to a partnership, (a related party)
      Due in monthly payments of $500 including
      imputed interest at 9%, maturity date
      February 12, 2007, original face amount of
      note was $60,000.                                    $   -      $ 38,224

                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
           February 29, 2000 and February 28, 1999 and 1998


7.  LONG-TERM DEBT (Continued)

  Notes payable to two individuals (related parties), due
      December 1, 1999, interest at 2% over the prime rate
      (10.00% at February 28, 1999), unsecured                 -        50,000
                                                            700,000     88,224

  Less current portion                                      (57,370)    (2,668)
                                                         $   642,630  $ 85,556

  See Note 2, also.

  Estimated maturities on long-term debt for the next five years are as follows:

                                         2001      $    57,370
                                         2002      $    93,425
                                         2003      $   102,754
                                         2004      $   113,015
                                         2005      $   124,204
                                         2066      $   209,232

                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
           February 29, 2000 and February 28, 1999 and 1998

8.    STOCKHOLDERS' EQUITY

  a). Stock Purchase and Restructuring Agreement - Under an agreement dated October 29, 1999, the Company issued 7,400,000 shares of common stock at $.01 per share to a purchaser. The purchaser also agreed to infuse new funds sufficient to pay related party accounts and notes payable of approximately $160,000. The agreement also proposed a 1 for 100 shares reverse stock split and the authorization of 2,000,000 shares of "blank check" preferred stock, both of which matters were approved at the shareholders' meeting held on February 2, 2000, and effectuated shortly thereafter. The purchaser also agreed to assist the Company in effectuating one or more financings of not less than $1,000,000 and up to $2,000,000 by way of sale of stock through private placement, registered offering or overseas offering, or by bank financing or otherwise. As compensation for purchaser's effectuating such financing, the contract provides that the purchaser will receive options to purchase 700,000 shares of common stock at an exercise price of $1.00 per share (post reverse split), 350,000 of which shall have an exercise period of two years and 350,000 of which shall have an exercise period of three years. As of the date of this report, 300,000 of such options have been issued to the purchaser. For financial statement purposes the above compensation was valued at the pre reverse split market price per share of $.02 or $14,000.

  b). Employee Benefit Plan - The Company has adopted the "Wyoming Oil & Minerals, Inc. Y2K Employee Benefit Plan". The Plan provides for a maximum of 200,000 shares of the Company's common stock available to be optioned pursuant to non-qualified stock options and 50,000 shares available to be issued directly (Grants). Eligible persons are any consultant, non-employee director, or officer or director who is an employee of the company. No options shall be granted or grants made under the Plan after ten years from the date of adoption of the Plan. Options granted under the Plan shall be exercisable immediately or in accordance with a vesting schedule. The price and other terms of each option are determined by the administrator at the time the option is granted or the grant of direct shares is made. The Plan is effective March 7, 2000. Since the adoption of the Plan, no options have been granted or grants of direct shares made.

  c). Preferred Stock - Pursuant to an amendment to the Company's charter documents which was approved at the shareholder's meeting held on February 2, 2000, the Company is authorized to issue 2,000,000 shares of "blank check" preferred stock, no par value. The preferred shares shall have such other designations, preferences, and such relative, participating, optional or other special rights as may be determined by the Company's Board of Directors.

  No dividends have ever been declared or paid.

9.  STOCK OPTIONS

  The Company granted options to the major shareholder during the year for acquisition of properties and/or obtaining financing for the Company. The changes in the outstanding stock options during the year ended February 29, 2000 are summarized as follows (there were no options transactions during the years ended February 28, 1999 or 1998):

                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
           February 29, 2000 and February 28, 1999 and 1998

9. STOCK OPTIONS (Continued)
                                       Three Year Options
                                            Wt. Avg.
                                       Shares     Ex. Price

  Beginning of year                       -       $    -
  Granted                              600,000        1.50
  Exercised                           (300,000)       1.00
  Expired                                 -            -
  End of year                          300,000    $   2.00


10. INCOME TAXES

  Net income and losses differ from taxable income (loss) because certain revenues and expenses are reported in the financial statements in periods which differ from those in which they are subject to taxation. The principal timing differences are with respect to intangible drilling costs, which are deducted as incurred for tax purposes, but capitalized and depleted for proven properties for financial statement purposes; and unrealized losses on marketable securities, which are recognized for financial statement purposes currently, but not until realized for tax purposes. Deferred income taxes are not recognized on the timing differences as it is not likely that all net operating loss carry forwards will be used.

  Income tax expense for the year ended February 29, 2000 and February 28, 1999 and February 28, 1998 consists of the following:
                                             2000        1999          1998
  Current - federal                        $  6,636   $    -       $    -

  Income tax expense is reconciled
    to federal statutory rates as follows:
  Federal tax expense at statutory rates   $ 27,394   $    -       $    -
  Net operating loss carry forward           (6,461)       -            -
  Intangible drilling costs                 (14,297)       -            -
  Income tax expense charged to operations $  6,636   $    -       $    -

                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
           February 29, 2000 and February 28, 1999 and 1998

10. INCOME TAXES (Continued)

  The tax effects of temporary differences
    that give rise to significant portions
    of deferred tax assets and liabilities
    consist of the following:
  Non-recognized gain on marketable
    securities                            $  5,284  $  6,428   $  6,428
  Intangible drilling costs                 (6,928)     (544)      (575)
  Tax loss carry forwards                   59,323    71,950     56,199
  Net deferred tax assets(liabilities)      57,679    77,834     62,052
  Valuation allowance                      (57,679)  (77,834)   (62,052)
  Net deferred tax assets(liabilities)    $   -     $   -       $  -

  At February 29, 2000, the company had net operating loss carry forwards available of $28,249 per year as limited by IRS Code Sec. 382 which will expire beginning February 28, 2001 through 2014.

  The Company also has long-term capital loss carryover of $102,565


11. RELATED PARTY TRANSACTIONS

     The Company is related to the following companies by common ownership and/or management:

                     Manx Oil Corporation
                     Manewal-Bradley Oil Company, Inc.
                     Zephyr Exploration
                     Econoservice, Inc.

     Lease operating expenses paid to Manx Oil Corporation were $230,198, to Manewal-Bradley Oil Company, Inc. were $3,640 and to Econoservice, Inc. were $240 for the year ended February 29,2000. Oil and gas revenue received from Manx Oil Corporation was $169,142. The Company owed Manx Oil Corporation $39,712 at February 29, 2000 and $117,008 at February 28,
     1999. Manx Oil Corporation owed the Company $46,624 at February 29, 2000 and $6,678 at February 28, 1999. See Note 4 also. The Company also borrowed and repaid a note for $50,000 from a relative of a stockholder and officer.










                                 F-17
                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
           February 29, 2000 and February 28, 1999 and 1998

12. MAJOR PURCHASERS AND CONCENTRATION OF RISK

    Substantially all of the Company's accounts receivable at February 29, 2000 and February 28, 1999 result from oil and gas sales to other companies in the oil and gas industry or joint industry billings to other interest holders. This concentration of customers may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry - wide changes in economic or other conditions. Such receivables are generally not collateralized. One single joint interest receivable comprises 61% of total noncurrent accounts receivable at February 29,
    2000.

    The following customers each contributed 10% or more of the revenues derived from oil and gas sales for the years ending February 29, 2000 and February 28, 1999 and 1998 as follows:

                                    2000          1999           1998

   Eighty-Eight Oil           $  198,270    $   113,154     $  218,696
   Texaco                     $     -       $      -        $   47,141
   JN Petroleum               $     -       $      -        $   65,293
   Amoco                      $     -       $    13,351     $     -
   Equiva                     $   51,291    $      -        $     -
   Teppco                     $   34,505    $      -        $     -


13.  COMMITMENTS

  The Company is subject to extensive federal, state and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes it is in compliance with existing laws and regulations.

  The Company has a line of credit with Security First Bank for a maximum of $50,000. The line expires August 1, 2000. There was no balance due as of February 29, 2000.

14.  IMPAIRMENT OF LONG-LIVED ASSETS

  In accordance with the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Live Assets to be Disposed Of, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. SFAS 121 requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. There were no impairments required for the fiscal year ended February 29, 2000 or February 28, 1999 and 1998.

                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
           February 29, 2000 and February 28, 1999 and 1998


15.  EARNINGS PER SHARE
                                        For the Year Ended February 29,2000

                                           Income      Shares      Per Share
                                         (Numerator)(Denominator)   Amount
 Basic EPS:

   Income available to common stockholders $ 108,493   222,167    $     .49

 Effect of Dilutive Securities:

   Common stock options                    $    -      101,045

 Diluted EPS:

   Income available to common stockholders $ 108,493   323,212    $     .34


16.   SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited)

  Capitalized Costs

  Capitalized costs relating to the Company's oil and gas producing activities as of February 29, 2000, February 28, 1999 and 1998 are as follows:
                                     2000           1999             1998
           Proved properties    $   725,103    $   435,342     $   435,342
           Unproved properties       90,880           -               -

                                $   815,983    $   435,342     $   435,342

           Support equipment    $       570    $       570     $       570

           Accumulated
     depreciation and depletion $   200,264    $   197,850     $   179,937

           Costs incurred in oil and gas property acquisition, exploration and development activities

           Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures, are summarized as follows for the years ended February 29, 2000, February 28, 1999 and 1998 (all in the United States):
                                           2000         1999           1998
      Property acquisition costs:
       Proved properties                $  241,959  $   -        $    68,055
       Unproved properties              $   90,880  $   -        $      -
       Exploration costs                $   18,566  $   -        $       620
       Development costs                $   47,802  $   -        $    99,264

                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
           February 29, 2000 and February 28, 1999 and 1998

16. SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited) (continued)

    Results of operations for oil and gas producing activities

    The results of operations for oil and gas producing activities, excluding capital expenditures and corporate overhead and interest costs, are as follows for the years ended February 29, 2000, February 28, 1999and 1998 (all in the United States):

                                     2000         1999          1998

      Revenues                $     353,233    $ 131,682   $  306,807
      Production costs              158,415      175,438      221,403
      Exploration costs              18,566       -               620
      Depreciation and depletion      6,915       11,605       15,934

                              $     169,337    $ (55,361)  $   68,850

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

                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
           February 29, 2000 and February 28, 1999 and 1998

16. SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited) (continued)

     Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended February 29, 2000 and February 28, 1999 and 1998:

                             2000                  1999              1998
                        Oil         Gas       Oil        Gas     Oil     Gas
                       (bbls.)     (mcf)    (bbls.)     (mcf)  (bbls.)  (mcf)
Proved reserves:
  Beginning of year    117,443     77,549   127,080     80,867  88,197  84,255
  Revisions of previous
    estimates            5,543         71       593         17  40,963     907
  Purchase of minerals
    in place            90,437       -          -         -     14,000    -
  Production           (13,561)    (3,736)  (10,230)    (3,335)(16,080) (4,295)
  Sales of minerals
    in place           (12,405)      -          -         -       -       -

 End of year           187,457     73,884   117,443     77,549 127,080  80,867

Proved developed reserves:
  Beginning of year    117,443     77,549   127,080     80,867  88,197  84,255
  End of year          187,457     73,884   117,443     77,549 127,080  80,867


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

                    WYOMING OIL AND MINERALS, INC.

                    Notes to Financial Statements
           February 29, 2000 and February 28, 1999 and 1998

16. SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited) (continued)

    Presented below are the standardized measure of discounted future net cash flows and changes therein relating to proved reserves as of and for the years ended February 29, 2000, and February 28, 1999 and 1998.

                                      2000        1999        1998
  Future cash inflows               $5,282,240 $1,411,362  $2,213,824
  Future production and
    development costs                 (761,345)  (808,058) (1,047,014)
  Future income tax expenses        (1,133,245)      -       (164,009)
  Future net cash flows              3,387,650    603,304   1,002,801

  10% annual discount for
    estimated timing of cash flows    (816,470)   (52,966)   (385,486)
  Standardized measure of discounted
    future net cash flows           $2,571,180 $  550,338  $  617,315

 The following are the principal sources of changes in the standardized measure of discounted future net cash flows:
                                       2000        1999       1998
 Sales and transfers of oil and gas
  produced, net of production costs $ (191,818)$   43,756  $ (85,404)
 Net changes in prices and
  production costs                   1,659,105   (531,394)  (832,487)
 Revisions of previous quantities
  estimates                            (39,511)    (3,404)   662,797
 Net change in purchases and sales
  of minerals in place               2,117,008       -       346,920
 Accretion of discount                  55,034     61,732     53,660
 Net changes in income taxes        (1,133,245)   164,009    (99,274)
 Other - mainly change in
  production costs                    (445,731)   198,324     34,501

  Net increase (decrease)            2,020,842    (66,977)    80,713

  Estimated standardized measures:
    Beginning of year                  550,338    617,315    536,602

    End of year                     $2,571,180   $550,338  $ 617,315

EXHIBIT 10.2

                           PROMISSORY NOTE
            (Commercial - Single Advance - Variable Rate)

DATE AND PARTIES. The date of this Promissory Note (Note) is February 9, 2000. The parties and their addresses are:

LENDER:
 AMERICAN NATIONAL BANK
 201 East 2nd, Suite 25
 Casper, Wyoming 82601
 Telephone: (307) 234-5300

BORROWER:
 WYOMING OIL & MINERALS INC.
 a Wyoming Corporation
 330 South Center, Suite 419
 Casper, Wyoming 82602

 DEBRA LEE HERMAN
 1565 Old Stage Road
 Colorado Springs, Colorado 80906

 MICHAEL D. HERMAN
 1565 Old Stage Road
 Colorado Springs, Colorado 80906

1. DEFINITIONS. As used in this Note, the terms have the following meanings:
A. Pronouns. The pronouns "I," "me," and "my" refer to each Borrower signing this Note, individually and together with their heirs, successors and assigns, and each other person or legal entity (including guarantors, endorsers, and sureties) who agrees to pay this Note. "You" and "Your" refer to the Lender, with its participants or syndicators, successors and assigns, or any person or company that acquires an interest in the Loan.
B. Note. Note refers to this document, and any extensions, renewals, modifications and substitutions of this Note.
C. Loan. Loan refers to this transaction generally, including obligations and duties arising from the terms of all documents prepared or submitted for this transaction such as applications, security agreements, disclosures or notes, and this Note.
D. Property. Property is any property, real, personal or intangible, that secures my performance of the obligations of this Loan.
E. Percent. Rates and rate change limitations are expressed as annualized percentages.

2. PROMISE TO PAY. For value received, I promise to pay you or your order, at your address, or at such other location as you may designate, the principal sum of $700,000.00 (Principal) plus interest from February 9, 2000 on the unpaid Principal balance until this Note matures or this obligation is accelerated.

3. INTEREST. Interest will accrue on the unpaid Principal balance of this Note at the rate of 9.500 percent (Interest Rate) until February 10, 2000, after which time it may change as described in the Variable Rate subsection.


 A. Interest After Default. If you declare a default under the terms of this Note, including for failure to pay in full at maturity, you may increase the Interest Rate otherwise payable as described in the INTEREST section. In such event, interest will accrue on the unpaid Principal balance of this Note at the Interest Rate in effect from time to time under the terms of this Note, until paid in full.

 B. Maximum Interest Amount. Any amount assessed or collected as interest under the terms of this Note or obligation will be limited to the Maximum Lawful Amount of interest allowed by state or federal law. Amounts collected in excess of the Maximum Lawful Amount will be applied first to the unpaid Principal balance. Any remainder will be refunded to me.

 C. Statutory Authority. The amount assessed or collected on this Note is authorized by Wyo. Stat. 40-14-358.

 D. Accrual. During the scheduled term of this Loan interest accrues using an Actual/360 days counting method.

 E. Variable Rate. The Interest Rate may change during the term of this transaction.

  (1) Index. Beginning with the first Change Date, the Interest Rate will be based on the following index: the highest base rate on corporate loans posted by at least 75% of the nation's 30 largest banks that The Wall Street Journal publishes as the Prime Rate.

  The Current Index is the most recent index figure available on each Change Date. You do not guaranty by selecting this Index, or the margin, that the Interest Rate on this Note will be the same rate you charge on any other loans or class of loans you make to me or other borrowers. If this Index is no longer available, you will substitute a similar index. You will give me notice of your choice.

  (2) Change Date. Each date on which the Interest Rate may change is called a Change Date. The Interest Rate may change February 10, 2000 and daily thereafter.

  (3) Calculation Of Change. On each Change Date, you will calculate the Interest Rate, which will be the Current Index plus 0.750 percent. The result of this calculation will be rounded to the nearest .001 percent. Subject to any limitations, this will be the Interest Rate until the next Change Date. The new Interest Rate will become effective on each Change Date. The Interest Rate and other charges on this Note will never exceed the highest rate or charge allowed by law for this Note.

  (4) Effect Of Variable Rate. A change in the Interest Rate will have the following effect on the payments: The amount of scheduled payments will change.
4. ADDITIONAL CHARGES. As additional consideration, I agree to pay, or have paid, the fees and charges listed on the APPENDIX: FEES AND CHARGES, which is attached to and made part of this Note, or one or more of these fees and charges has been paid or will be paid by a third party on my behalf.

5. GOVERNING AGREEMENT. This Note is further governed by the Commercial Loan Agreement executed between you and me as part of this Loan, as modified, amended or supplemented. Upon execution of this Note, I represent that I have reviewed and am in compliance with the terms contained in the Commercial Loan Agreement.

6. PAYMENT. I agree to pay this Note in 20 payments. A payment of $38,000.00 will be due June 18,2000, and on the same day in each 3rd month thereafter. This scheduled payment amount may change to reflect changes in the Interest Rate as described in the Variable Rate subsection of this Note. A final payment of the entire unpaid balance of Principal and interest will be due March 18, 2005.

Payments will be rounded to the nearest $.01. With the final payment I also agree to pay any additional fees or charges owing and the amount of any advances you have made to others on my behalf. Payments scheduled to be paid on the 29th, 30th or 31st day of a month that contains no such day will, instead, be made on the last day of such month.

If the amount of a scheduled payment does not equal or exceed interest accrued during the payment period the unpaid portion will be added to, and will be payable with, the next scheduled payment.

Each payment I make on this Note will be applied first to interest that is due then to principal that is due, and finally to any charges that I owe other than principal and Interest. If you and I agree to a different application of payments, we will describe our agreement on this Note. The actual amount of my final payment will depend on my payment record.

7. REMEDIAL CHARGES. In addition to interest or other finance charges, I agree that I will pay certain additional fees based on my method and pattern of payment.

 A. Prepayment. I may prepay this Loan in full or in part at any time. Any partial prepayment will not excuse any later scheduled payments until I pay in full.

8. LOAN PURPOSE. The purpose of this Loan is refinance existing notes with Security First and private loans; purchase working interest throughout Wyoming; in-field reworks on oil wells.

9. ADDITIONAL TERMS. If any payment due under this Promissory Note is ten (10) days past due, Western National Bank, 102 N. Cascade Ave., Colorado Springs, CO 80932, will be authorized, upon proper and timely notification, to remit to American National Bank the scheduled payment due in the amount of $38,000 taking same from funds received in the form of dividend payments on said Meditrust Preferred Stock securing said Promissory Note.

10. SECURITY. This Loan is secured by separate security instruments prepared together with this Note as follows:

Document Name                                      Parties to Document
Assignment Of Investment Property/Securities -              Debra Herman
Meditrust Corporation

11. ASSUMPTIONS. Someone buying the Property cannot assume the obligation. You may declare the entire balance of the Note to be immediately due and payable upon the creation of, or contract for the creation of, any lien, encumbrance, or transfer of the Property.

12. WAIVERS AND CONSENT. To the extent not prohibited by law, I waive protest, presentment for payment, demand, notice of acceleration, notice of intent to accelerate and notice of dishonor.

 A. Additional Waivers By Borrower. In addition, I, and any party to this Note and Loan, to the extent permitted by law, consent to certain actions you may take, and generally waive defenses that may be available based on these actions or based on the status of a party to this Note.

  (1) You may renew or extend payments on this Note, regardless of the number of such renewals or extensions.

  (2) You may release any Borrower, endorser, guarantor, surety, accommodation maker or any other co-signer.

  (3) You may release, substitute or impair any Property securing this Note.

  (4) You, or any institution participating in this Note, may invoke your right\ of set-off.

  (5) You may enter into any sales, repurchases or participations of this Note to any person in any amounts and I waive notice of such sales, repurchases or participations.

  (6) I agree that any of us signing this Note as a Borrower is authorized to modify the terms of this Note or any instrument securing, guarantying or relating to this Note.

 B. No Waiver By Lender. Your course of dealing, or your forbearance from, or delay in, the exercise of any of your rights, remedies, privileges or right to insist upon my strict performance of any provisions contained in this Note, or other Loan documents, shall not be construed as a waiver by you, unless any such waiver is in writing and is signed by you.

13. APPLICABLE LAW. This Note is governed by the laws of Wyoming, the United States of America and to the extent required, by the laws of the jurisdiction where the Property is located. In the event of a dispute, the exclusive forum, venue and place of jurisdiction will be in Wyoming, unless otherwise required by law.

14. JOINT AND INDIVIDUAL LIABILITY AND SUCCESSORS. My obligation to pay this Loan is independent of the obligation of any other person who has also agreed to pay it. You may sue me alone, or anyone else who is obligated on this Loan, or any number of us together, to collect this Loan. Extending this Loan or new obligations under this Loan, will not affect my duty under this Loan and I will still be obligated to pay this Loan. The duties and benefits of this Loan will bind and benefit the successors and assigns of you and me.

15. AMENDMENT, INTEGRATION AND SEVERABILITY. This Note may not be amended or modified by oral agreement. No amendment or modification of this Note is effective unless made in writing and executed by you and me. This Note is the complete and final expression of the agreement. If any provision of this Note is unenforceable, then the unenforceable provision will be severed and the remaining provisions will still be enforceable.

16. INTERPRETATION. Whenever used, the singular includes the plural and the plural includes the singular. The section headings are for convenience only and are not to be used to interpret or define the terms of this Note.

17. NOTICE, FINANCIAL REPORTS AND ADDITIONAL DOCUMENTS. Unless otherwise required by law, any notice will be given by delivering it or mailing it by first class mail to the appropriate party's address listed in the DATE AND PARTIES section, or to any other address designated in writing. Notice to one party will be deemed to be notice to all parties. I will inform you in writing of any change in my name, address or other application information. I agree to sign, deliver, and file any additional documents or certifications that you may consider necessary to perfect, continue, and preserve my obligations under this Loan and to confirm your lien status on any Property. Time is of the essence.

18. CREDIT INFORMATION. I agree that from time to time you may obtain credit information about me from others, including other lenders and credit reporting agencies, and report to others (such as a credit reporting agency) your credit experience with me. I agree that you will not be liable for any claim arising from the use of information provided to you by others or for providing such information to others.



19. SIGNATURES. By signing, I agree to the terms contained in this Note. I also acknowledge receipt of a copy of this Note.

BORROWER:

Wyoming Oil & Minerals Inc.

/s/ Michael D. Herman
Michael D. Herman, CEO

/s/ Debra Lee Herman
Debra Lee Herman

/s/ Michael D. Herman
Michael D. Herman

LENDER:

American National Bank

/s/ Cary Brus
Cary Brus, Vice President


APPENDIX: FEES AND CHARGES

As described in the ADDITIONAL CHARGES section of the attached Note, I agree to pay, or have paid, these additional fees and charges, or one or more of these fees and charges has been paid or will be paid by a third party on my behalf. The following fees are earned when collected and will not be refunded if I prepay this Note before the scheduled maturity date. A(n) Loan fee of $7,000.00 payable from the loan proceeds.

EXHIBIT 10.3

                     COMMERCIAL LOAN AGREEMENT
                        Single Advance Loan

DATE AND PARTIES. The date of this Commercial Loan Agreement (Agreement) is February 9,2000. The parties and their addresses are as follows:

LENDER:
 AMERICAN NATIONAL BANK
 201 East 2nd, Suite 25
 Casper, Wyoming 82601

BORROWER:
 WYOMING OIL & MINERALS INC.
 a Wyoming Corporation
 330 South Center, Suite 419
 Casper, Wyoming 82602

 DEBRA LEE HERMAN
 1565 Old Stage Road
 Colorado Springs, Colorado 80906

 MICHAEL D. HERMAN
 1565 Old Stage Road
 Colorado Springs, Colorado 80906

1. DEFINITIONS. For the purposes of this Agreement, the following terms have the following meanings.

 A. Accounting Terms. In this Agreement, any accounting terms that are not specifically defined will have their customary meanings under generally accepted accounting principles.

 B. Insiders. Insiders include those defined as insiders by the United States Bankruptcy Code, as amended; or to the extent left undefined, include without limitation any officer, employee, stockholder or member, director, partner, or any immediate family member of any of the foregoing, or any person or entity which, directly or indirectly, controls, is controlled by or is under common control with me.

 C. Loan. The Loan refers to this transaction generally, including obligations and duties arising from the terms of all documents prepared or submitted for this transaction.

 D. Pronouns. The pronouns "I," "me" and "my" refer to every Borrower signing this Agreement,individually or together, and their heirs, successors and signs. "You" and "your" refers to the Loan's lender, any participants or syndicators, or any person or company that acquires an interest in the Loan and their successors and assigns.

 E. Property. Property is any property, real, personal or intangible, that secures my performance of the obligations of this Loan.




2. SINGLE ADVANCE. In accordance with the terms of this Agreement and other Loan documents, you will provide me with a single advance term note in the amount of $700,000.00 (Principal).

I will receive the funds from this Loan in one advance. No additional advances are contemplated, except those made to protect and preserve your interests as provided in this Agreement or other Loan documents.

3. MATURITY DATE. I agree to fully repay the Loan by March 18, 2005.

4. WARRANTIES AND REPRESENTATIONS. I make to you the following warranties and representations which will continue as long as this Loan is in affect, except when this Agreement provides otherwise.

 A. Power. I am duly organized, and validly existing and in good standing in all jurisdictions in which I operate. I have the power and authority to enter into this transaction and to carry on my business or activity as it is now being conducted and, as applicable, am qualified to do so in each jurisdiction in which I operate.

 B. Authority. The execution, delivery and performance of this Loan and the obligation evidenced by the Note are within my powers, have been duly authorized, have received all necessary governmental approval, will not violate any provision of law, or order of court or governmental agency, and will not violate any agreement to which I am a party or to which I am or any of my property is subject.

 C. Name and Place of Business. Other than previously disclosed in writing to you I have not changed my name or principal place of business within the last 10 years and have not used any other trade or fictitious name. Without your prior written consent, I do not and will not use any other name and will preserve my existing name, trade names and franchises.

 D. Loan Purpose. This Loan is for Commercial purposes.

 E. No Other Liens. I own or lease all property that I need to conduct my business and activities. I have good and marketable title to all property that I own or lease. All of my Property is free and clear of all liens, security interests, encumbrances and other adverse claims and interests, except those to you or those you consent to in writing.

 F. Compliance With Laws. I am not violating any laws, regulations, rules, orders, judgments or decrees applicable to me or my property, except for those which I am challenging in good faith through proper proceedings after providing adequate reserves to fully pay the claim and its challenge should I lose.

 G. Legal Dispute. There are no pending or threatened lawsuits, arbitrations or other proceedings against me or my property that singly or together may materially and adversely affect my property, operations, financial condition, or business.

 H. Adverse Agreements. I am not a party to, nor am I bound by, any agreement that is now or is likely to become materially adverse to my business, Property or operations.

 I. Other Claims. There are no outstanding claims or rights that would conflict with the execution, delivery or performance by me of the terms and conditions of this Agreement or the other Loan documents. No outstanding claims or rights exist that may result in a lien on the Property, the Property's proceeds and the proceeds of proceeds, except liens that were disclosed to and agreed to by you in writing.


 J. Solvency. I am able to pay my debts as they mature, my assets exceed my liabilities and I have sufficient capital for my current and planned business and other activities. I will not become insolvent by the execution or performance of this Loan.

5. FINANCIAL STATEMENTS. I will prepare and maintain my financial records using consistently applied generally accepted accounting principles then in effect. I will provide you with financial information in a form that you accept and under the following terms.

 A. Certification. I represent and warrant that any financial statements that I provide you fairly represents my financial condition for the stated periods, is current, complete, true and accurate in all material respects, includes all of my direct or contingent liabilities and there has been no material adverse change in my financial condition, operations or business since the date the financial information was prepared.

 B. Frequency. In addition to the financial statements provided to you prior to closing, I will provide you with current financial statements on an annual basis, or as otherwise requested by you, until I have performed all of my obligations under the Loan and you terminate the Loan in writing.

 C. SEC Reports. I will provide you with true and correct copies of all reports, notices or statements that I provide to the Securities and Exchange Commission, any securities exchange or my stockholders, owners, or the holders of any material indebtedness as soon as available or at least within 30 days after issuance.

 D. Requested Information. I will provide you with any other information about my operations, financial affairs and condition within 30 days after your request.

 E. Additional Financial Statements Term. During the term of the loan I will provide the following information within the timeframes outlined: (1) Annual signed personal financial statements (on a form supplied by Lender) on Michael
D. Herman and Debra Lee Herman due to the Lender twelve (12) months following last dated statement supplied to the Lender. (2) Annual signed federal tax returns on Michael D. Herman and Debra Lee Herman due to the Lender on or before April 15th of each year. If an extension is filed, a copy of same will be promptly supplied to the Lender and then the signed copy of the tax return will be due to the Lender the same day it is due to the IRS. (3) Annual 10-Q financial statements on Wyoming Oil and Minerals Inc. due to the Lender 45 days following fiscal quarter end. (4) Annual 10-K financial statements on Wyoming Oil and Minerals Inc. due to the Lender 75 days following fiscal year end. (5) Annual signed federal tax returns on Wyoming Oil and Minerals Inc. due to the Lender 75 days following fiscal year end. If an extension is filed, a copy of same will be promptly supplied to the Lender and then the signed copy of the tax return will be due to the Lender the same day it is due to the IRS.

6. COVENANTS. Until the Loan and all related debts, liabilities and obligations are paid and discharged, I will comply with the following terms, unless you waive compliance in writing.

 A. Participation. I consent to you participating or syndicating the Loan and sharing any information that you decide is necessary about me and the Loan with the other participants or syndicators.

 B. Inspection. Upon reasonable notice, I will permit you or your agents to enter any of my premises and any location where my Property is located during regular business hours to do the following.

  (1) You may inspect, audit, check, review and obtain copies from my books, records, journals, orders, receipts, and any correspondence and other business related data.

  (2) You may discuss my affairs, finances and business with any one who claims to be my creditor.

  (3) You may inspect my Property, audit for the use and disposition of the Property's proceeds and proceeds of proceeds; or do whatever you decide is necessary to preserve and protect the Property and your interest in the Property.

 After prior notice to me, you may discuss my financial condition and business operations with my independent accountants, if any, or my chief financial officer and I may be present during these discussions. As long as the Loan is outstanding, I will direct all of my accountants and auditors to permit you to examine my records in their possession and to make copies of these records. You will use your best efforts to maintain the confidentiality of the information you or your agents obtain, except you may provide your regulator, if any, with required information about my financial condition, operation and business or that of my parent, subsidiaries or affiliates.

 C. Business Requirements. I will preserve and maintain my present existence and good standing in the jurisdiction where I am organized and all of my rights, privileges and franchises. I will do all that is needed or required to continue my business or activities as presently conducted, by obtaining licenses, permits and bonds everywhere I engage in business or activities or own, lease or locate my property. I will obtain your prior written consent before I cease my business or before I engage in any new line of business that is materially different from my present business.

 D. Compliance with Laws. I will not violate any laws, regulations, rules, orders, judgments or decrees applicable to me or my Property, except for those which I challenge in good faith through proper proceedings after providing adequate reserves to fully pay the claim and its appeal should I lose. Laws include without limitation the Federal Fair Labor Standards Act requirements for producing goods, the federal Employee Retirement Income Security Act of 1974's requirements for the establishment, funding and management of qualified deferred compensation plans for employees, health and safety laws, environmental laws, tax laws, licensing and permit laws. On your request, I will provide you with written evidence that I have fully and timely paid my taxes, assessments and other governmental charges levied or imposed on me, my income or profits and my property. Taxes include without limitation sales taxes, use taxes, personal property taxes, documentary stamp taxes, recordation taxes, franchise taxes, income taxes, withholding taxes, FICA taxes and unemployment taxes. I will adequately provide for the payment of these taxes, assessments and other charges that have accrued but are not yet due and payable.

 E. New Organizations. I will obtain your written consent and any necessary changes to the Loan documents before I organize or participate in the organization of any entity, merge into or consolidate with any one, permit any one else to merge into me, acquire all or substantially all of the assets of any one else or otherwise materially change my legal structure, management, ownership or financial condition.

 F. Dealings with Insiders. I will not purchase, acquire or lease any property or services from, or sell, provide or lease any property or services to, or permit any outstanding loans or credit extensions to, or otherwise deal with, any Insiders except as required under contracts existing at the time I applied for the Loan and approved by you or as this Agreement otherwise permits. I will not change or breach these contracts existing at Loan application so as to cause an acceleration of or an increase in any payments due.

 G. Other Debts. I will pay when due any and all other debts owed or guaranteed by me and will faithfully perform, or comply with all the conditions and obligations imposed on me concerning the debt or guaranty.

 H. Other Liabilities. I will not incur, assume or permit any debt evidenced by notes, bonds or similar obligations, except: debt in existence on the date of this Agreement and fully disclosed to you; debt subordinated in payment to you on conditions and terms acceptable to you; accounts payable incurred in the ordinary course of my business and paid under customary trade terms or contested in good faith with reserves satisfactory to you.

 I. Notice to You. I will promptly notify you of any material change in my financial condition, of the occurrence of a default under the terms of this Agreement, or a default by me under any agreement between me and any third party which materially and adversely affects my property, operations, financial condition or business.

 J. Certification of No Default. On your request, my chief financial officer or my independent accountant will provide you with a written certification that to the best of their knowledge no event of default exists under the terms of this Agreement or the other Loan documents, and that there exists no other action, condition or event which with the giving of notice or lapse of time or both would constitute a default. As requested, my chief financial officer or my independent accountant will also provide you with computations demonstrating compliance with any financial covenants and ratios contained in this Agreement. If an action, condition or event of default does exist, the certificate must accurately and fully disclose the extent and nature of this action, condition or event and state what must be done to correct it.

 K. Use of Loan Proceeds. I will not permit the loan proceeds to be used to purchase, carry, reduce, or retire any loan incurred to purchase or carry any margin stock.

 L. Dispose of No Assets. Without your prior written consent or as the Loan documents permit, I will not sell, lease, assign, transfer, dispose of or otherwise distribute all or substantially all of my assets to any person other than in the ordinary course of business for the assets' depreciated book value or more.

 M. No Other Liens. I will not create, permit or suffer any lien or encumbrance upon any of my properties for or by anyone, other than you, except for:
nonconsensual liens imposed by law arising out of the ordinary course of business on obligations that are not overdue or which I am contesting in good faith after making appropriate reserves; valid purchase money security interests on personal property; or any other liens specifically agreed to by you in writing.

 N. Guaranties. I will not guaranty or become liable in any way as surety, endorser (other than as endorser of negotiable instruments in the ordinary course of business) or accommodation endorser or otherwise for the debt or obligations of any other person or entity, except to you or as you otherwise specifically agree in writing.

 O. No Default under Other Agreements. I will not allow to occur, or to continue unremedied, any act, event or condition which constitutes a default, or which, with the passage of time or giving of notice, or both, would constitute a default under any agreement, document, instrument or undertaking to which I am a party or by which I may be bound.

 P. Legal Disputes. I will promptly notify you in writing of any threatened or pending lawsuit, arbitration or other proceeding against me or any of my property, not identified in my financial statements, or that singly or together with other proceedings may materially and adversely affect my property, operations, financial condition or business. I will use my best efforts to bring about a favorable and speedy result of any of these lawsuits, arbitrations or other proceedings.

 Q. Other Notices. I will immediately provide you with any information that may materially and adversely affect my ability to perform this Agreement and of its anticipated effect.

 R. No Change In Capital. I will not release, redeem, retire, purchase or otherwise acquire, directly or indirectly, any of my capital stock or other equity security or partnership interest, or make any change in my capital structure, except to the extent required by any agreements signed prior to this Agreement and disclosed to you or with your prior written consent.

 S. Loan Obligations. I will make full and timely payment of all principal and interest obligations, and comply with the other terms and agreements contained in this Agreement and in the other Loan documents.

 T. Insurance. I will obtain and maintain insurance with insurers, in amounts and coverages that are acceptable to you and customary with industry practice. This may include without limitation insurance policies for public liability, fire, hazard and extended risk, workers compensation, and, at your request, business interruption and/or rent loss insurance. At your request, I will deliver to you certified copies of all of these insurance policies, binders or certificates. I will obtain and maintain a mortgagee or loss payee endorsement for you when these endorsements are available. I will immediately notify you of cancellation or termination of insurance. I will require all insurance policies to provide you with at least 10 days prior written notice to you of cancellation or modification. I consent to you using or disclosing information relative to any contract of insurance required by the Loan for the purpose of replacing this insurance. I also authorize my insurer and you to exchange all relevant information related to any contract of insurance required by any document executed as part of this Loan.

 U. Property Maintenance. I will keep all tangible and intangible property that I consider necessary or useful in my business in good working condition by making all needed repairs, replacements and improvements and by making all rental, lease or other payments due on this property.

 V. Property Loss. I will immediately notify you, and the insurance company when appropriate, of any material casualty, loss or depreciation to the Property or to my other property that affects my business.

 W. Additional Covenants. (1) American National Bank will be notified in writing of any additional loan requests proposed to be secured with the 1,000 shares of Meditrust Preferred stock. (2) Upon the payoff of the loan at Western National Bank currently secured with 1,000 shares of Meditrust Preferred stock, said shares will be physically delivered to American National Bank if the loan covered by this Loan Agreement is still outstanding. (3) If any payment due under this Loan is ten (10) days past due, Western National Bank will be authorized, upon proper and timely notification, to remit to American National Bank the scheduled payment due in the amount of $38,000 taking some from funds received in the form of dividend payments on said Meditrust Preferred stock.

7. DEFAULT. I will be in default if any one or more of the following occur.

 A. Payments. I fail to make a payment in full when due.

 B. Insolvency. I make an assignment for the benefit of creditors or become insolvent, either because my liabilities exceed my assets or I am unable to pay my debts as they become due.

 C. Death or Incompetency. I die or am declared incompetent.

 D. Business Termination. I merge, dissolve, reorganize, end my business or existence, or a partner or majority stockholder dies or is declared incompetent.

 E. Failure of Condition or Term. I fail to pay, or perform any condition or to keep any promise or covenant on this or any debt or agreement I have with you.

 F. Misrepresentation. I make any verbal or written statement or provide any financial information that is untrue, inaccurate, or conceals a material fact at the time it is made or provided.


 G. Judgment. I fail to pay or discharge any judgment against me for the payment of money, unless, within 10 days of its entry, the judgment is satisfied or a stay of enforcement is granted pending an appeal.

 H. Forfeiture. The Property is used in a manner or for a purpose which threatens confiscation by a legal authority.

 I. Name Change. I change my name or assume an additional name without notifying you before making such a change.

 J. Property Transfer. I transfer all or a substantial part of my money or property.

 K. Material Change. Without first notifying you, there is a material change in my business, including ownership, management, and financial conditions.

 L. Property Loss. The Property is damaged, destroyed or stolen.

 M. Additional Security or Guaranty. I fail to provide any additional security or guaranty that you may require.

 N. Insurance. I fail to keep the Property insured, if required.

 O. Other Instruments. A default occurs under the terms of any instrument evidencing or pertaining to the Loan.

 P. Insecurity. Anything else happens that causes you to reasonably believe that you will have difficulty collecting the amount I owe you or significantly impairs the value of the Property.

8. REMEDIES. After I default, and after you give any legally required notice and opportunity to cure the default, you may at your option do any one or more of the following.

 A. Acceleration. You may make all or any part of the amount owing by the terms of the Loan immediately due.

 B. Additional Security. You may demand security, additional security, or additional parties to be obligated to pay the Loan.

 C. Sources. You may use any and all remedies you have under state or federal law or in any instrument securing the Loan.

 D. Insurance Benefits. You may make a claim for any and all insurance benefits or refunds that may be available on my default.

 E. Payments Made On My Behalf. Amounts advanced on my behalf will be immediately due and may be added to the balance owing under the terms of the Loan, and accrue interest at the highest post-maturity interest rate.

 F. Attachment. You may attach or garnish my wages or earnings.




 G. Set-Off. You may use the right of set-off. This means you may set-off any amount due and payable under the terms of the Loan against any right I have to receive money from you. My right to receive money from you includes any deposit or share account balance I have with you; any money owed to me on an item presented to you or in your possession for collection or exchange; and any repurchase agreement or other non-deposit obligation. "Any amount due and payable under the terms of the Loan" means the total amount to which you are entitled to demand payment under the terms of the Loan at the time you set-off. Subject to any other written contract, if my right to receive money from you is also owned by someone who has not agreed to pay the Loan, your right of setoff will be limited to my proportionate interest in the obligation. In the absence of reasonable proof of net contributions, my proportionate interest equals the amount of such obligation divided equally by all parties having present rights to receive such money.

 Your right of set-off does not apply to an account or other obligation where my rights arise only in a representative capacity. It also does not apply to any Individual Retirement Account or other tax-deferred retirement account.

 You will not be liable for the dishonor of any check or share draft when the dishonor occurs because you set-off against any of my accounts. I agree to hold you harmless from any such claims arising as a result of your exercise of your right of set-off.

 H. Waiver. Except as otherwise required by law, by choosing any one or more of these remedies you do not give up your right to use any other remedy. You do not waive a default if you choose not to use a remedy. By electing not to use any remedy, you do not waive your right to later consider the event a default and to use any remedies if the default continues or occurs again.

9. COLLECTION EXPENSES AND ATTORNEYS' FEES. On or after Default, to the extent permitted by law, I agree to pay all expenses of collection, enforcement or protection of your rights and remedies under this Agreement. Expenses include, but are not limited to, attorneys' fees, court costs and other legal expenses. These expenses are due and payable immediately. It not paid immediately, these expenses will bear interest from the date of payment until paid in full at the highest interest rate in effect as provided for in the terms of this Loan. All fees and expenses will be secured by the Property I have granted to you, if any. To the extent permitted by the United States Bankruptcy Code, I agree to pay the reasonable attorneys' fees you incur to collect this debt as awarded by any court exercising jurisdiction under the Bankruptcy Code.

10. APPLICABLE LAW. This Agreement is governed by the laws of Wyoming, the United States of America and to the extent required, by the laws of the jurisdiction where the Property is located. In the event of a dispute, the exclusive forum, venue and place of jurisdiction will be in Wyoming, unless otherwise required by law.

11. JOINT AND INDIVIDUAL LIABILITY AND SUCCESSORS. My obligation to pay this Loan is independent of the obligation of any other person who has also agreed to pay it. You may sue me alone, or anyone else who is obligated on this Loan, or any number of us together, to collect this Loan. Extending this Loan or new obligations under this Loan, will not affect my duty under this Loan and I will still be obligated to pay this Loan. The duties and benefits of this Loan will bind and benefit the successors and assigns of you and me.

12. AMENDMENT, INTEGRATION AND SEVERABILITY. This Agreement may not be amended or modified by oral agreement. No amendment or modification of this Agreement is effective unless made in writing and executed by you and me. This Agreement is the complete and final expression of the understanding between you and me. If any provision of this Agreement is unenforceable, then the unenforceable provision will be severed and the remaining provisions will still be enforceable.

13. INTERPRETATION. Whenever used, the singular includes the plural and the plural includes the singular. The section headings are for convenience only and are not to be used to interpret or define the terms of this Agreement.

14. NOTICE, FINANCIAL REPORTS AND ADDITIONAL DOCUMENTS. Unless otherwise required by law, any notice will be given by delivering it or mailing it by first class mail to the appropriate party's address listed in the DATE AND PARTIES section, or to any other address designated in writing. Notice to one party will be deemed to be notice to all parties. I will inform you in writing of any change in my name, address or other application information. I will provide you any financial statement or information you request. All financial statements and information I give you will be correct and complete. I agree to sign, deliver, and file any additional documents or certifications that you may consider necessary to perfect, continue, and preserve my obligations under this Loan and to confirm your lien status on any Property. Time is of the essence.

15. SIGNATURES. By signing, I agree to the terms contained in this Agreement. I also acknowledge receipt of a copy of this Agreement.

BORROWER:
 Wyoming Oil & Minerals Inc.

 /s/ Michael D. Herman
 Michael D. Herman, CEO
 /s/ Debra Lee Herman
 Debra Lee Herman

 /s/ Michael D. Herman
 Michael D. Herman

LENDER:
 American National Bank

 /s/ Cary Brus
 Cary Brus, Vice President