Form 10-Q
period 2000-05-31
WYOMING OIL & MINERALS INC
filed 2000-07-17
CIK 108729

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended May 31, 2000             Commission File #0-7919

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

                   YES     X      NO


   As of May 31, 2000, there were 546,500 shares of $0.01 par value common stock issued and outstanding.



                  WYOMING OIL AND MINERALS, INC.

                        TABLE OF CONTENTS

                           MAY 31, 2000


 PART I - FINANCIAL STATEMENTS

           Unaudited Balance Sheets








         May 31, 2000 and February 29, 2000                        1

           Unaudited Condensed Statements of Operations
         Three  Months Ended May 31, 2000 and 1999                 2


           Unaudited Condensed Statements of Changes
             in Financial Position
         Three Months Ended May 31, 2000 and 1999                  3

           Unaudited Notes to Financial Statements                 4

           Management's Discussion and Analysis of
             the Unaudited Condensed Statements of
             Operations                                            5


 PART II - OTHER INFORMATION                                       6















 :
                  WYOMING OIL AND MINERALS, INC.
                     UNAUDITED BALANCE SHEETS


      ASSETS                                               May 31,    Feb 29,
                                                            2000       2000
 Current assets:
    Cash                                                    $16,730    $59,000
    Accounts receivable                                      43,979     81,046
    Marketable equity securities,
      at market value (Note 4)                               15,926     14,536
    Inventory                                                74,495     91,100
    Note receivable                                                     13,333
    Interest Receivable                                                    216

           Total current assets:                            151,130    259,231

 Property and equipment, at cost less
   accumulated depreciation and depletion:
 204,495 =February 29, 2000
 210,455 =May 31, 2000                                      700,994    619,175

 Accounts receivable - non current                           26,352     26,352
 Financing fees, net of accumulated amortization             17,383      19133








 Other assets                                                    61         61
                                                             43,796     45,546

                                                           $895,920   $923,952


      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Notes payable, current portion (Note 3)                 $41,894    $61,120
    Accounts payable and accrued expenses                   129,132    101,214
    Income taxes payable                                      6,636      6,636
           Total current liabilities:                       177,662    168,970

 Long term debt (Note 3)                                    642,630    642,630

 Stockholders' equity:
    Capital stock, common, $.01 par-value
    Authorized: 25,000,000 shares
    Issued: 546,500 shares as of  February 29, 2000
      and  May 31, 2000                                       5,465      5,465
    Additional paid-in capital                            1,553,521  1,553,521
    Accumulated deficit                                  (1,493,434)(1,455,320)
    Unrealized gains on securities available for sale
           net of applicable deferred income taxes           10,076      8,686

                                                             75,628    112,352

                                                           $895,920   $923,952


 The notes to financial statements are an integral part of these statements.
                                1

                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                           May 31,    May 31,
                                                            2000       1999
 Operating revenues:
    Oil and gas sales                                      $118,027    $52,640
    Other operating income                                    1,800      1,824
    Gain (loss) on sale of assets (Note 2)

           Total operating revenues                         119,827     54,464

 Operating expenses:
    Gerneral and administrative                              36,548     13,159
    Production expenses                                     104,698     22,679
    Lease rentals

           Total operating expenses                         141,246     35,838

           Operating income (loss)                          (21,419)    18,626

 Other income (expense):
    Realized gain (loss) sale of marketable securities








    Unrealized gain (loss) on valuation of marketable
      equity securities (Note 4)
    Interest income                                             277
    Interest (expense)                                      (16,971)    (6,135)


           Other income (expense) net                       (16,694)    (6,135)

 Earnings (loss) before income taxes:                       (38,113)    12,491
 Income tax expense

 Net earnings (loss)                                        (38,113)    12,491
      Other comprehensive income, net of tax:
           Unrealized gains on available for sale securit     1,390

      Comprehensive income                                 ($36,723)   $12,491

 Net earnings (loss) per common share:
           Basic                                             ($0.07)     $0.07

           Diluted                                           ($0.04)     $0.07

 Average shares outstanding - Basic                         546,500    172,500

 Average shares outstanding - Diluted                       846,500    172,500


 The notes to financial statements are an integral part of these statements.
                                2

                  WYOMING OIL AND MINERALS, INC.
            UNAUDITED CONDENSED STATEMENTS OF CHANGES
                      IN FINANCIAL POSITION

                                                          Three Months Ended
                                                           May 31,    May 31,
                                                            2000       1999

 Sources of working capital:
    Net earnings from operations (adjusted by
      items not using working capital)                     ($30,763)   $13,267
    Amortization of financing fees                            1,750



                                                            (29,013)    13,267

 Uses of working capital:

    Increase in properties (Note 2)                          87,779



                                                             87,779

 Increase (decrease) in working capital                    (116,792)    13,267
 Working capital (deficit), beginning of period              90,261   (140,886)









 Working capital (deficit), end of period                  ($26,531) ($127,619)












 The notes to financial statements are an integral part of these statements.

                  WYOMING OIL AND MINERALS, INC.
             UNAUDITED NOTES TO FINANCIAL STATEMENTS


 1.  Significant accounting policies

      Refer to the Company's annual financial statements for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those financial satements for additional details of the Company's financial condition, results of operations, and changes in financial position. The details of those notes have not changed, except as a result of normal transactions in the interim, or as disclosed within this report.
      In the opinion of Management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of May 31, 2000 and 1999, and the results of operations for the three month periods then ended. The results of operations for the three month periods ended May 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

 2.  Oil and gas properties

      During the quarter ended May 31, 2000, the Company expended $78,915 for major betterment workovers on various wells. Also, leases were purchased in the amount of $8,864.

 3.  Notes payable

      As of May 31, 2000, the Company had outstanding notes payable of $684,524. The interest rates on these loans is 3/4% to 1% over the prime rate.
 A loan having a balance of $3,750 is secured by a producing oil well. A note payable to a bank in the amount of $680,774 is secured by preferred stock of a third party.

 4.  Marketable Securities

      Marketable securities are carried at the lower of cost or market at the balance sheet date. That determination is made by aggregating all current marketable equity securities. Marketable equity securities in current assets had a basis at May 31, 2000 of $41,077 less $35,227 permanent impairments plus unrealized gains of $10,076 pertaining to the current portfolio.

                  WYOMING OIL AND MINERALS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


      The following is Management's discussion and analysis of material changes in financial conditions since the end of the most recent fiscal year.

      During the three months ended May 31, 2000, the Company's net working capital decreased by $116,792, the result of capital used by operations of $30,763, an increase in properties of $87,779(Note 2),and amortization of financing fees in the amount of $1,750.

      Crude oil and natural gas sales for the three months ended May 31, 2000 were $65,387 higher than for the corresponding period of the prior year. This increase is the result of the increase in oil prices and volume of production.

      General and administrative expenses were $23,389 higher during the current three month period as compared to the corresponding 1999 period. This increase is mainly the result of approximately $8,000 of legal fees regarding filing of Form 10K and an increase in officer's salary of $11,000.

      Production expenses were $82,019 higher during the 2000 period as com-pared to the 1999 period. This increase is the result of additional producing wells purchased and some significant workover costs on the new wells as well as certain wells owned during both quarters.

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


                                    WYOMING OIL AND MINERALS, INC.

                                             (Registrant)














 Dated:  July 14, 2000
 --------------------------------          /s/ Jack C. Bradley, Jr.
                                          -------------------------
                                           Jack C. Bradley, Jr.
                                           President