Form 10-Q
period 2000-08-31
WYOMING OIL & MINERALS INC
filed 2000-10-16
CIK 108729

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended August 31, 2000           Commission File #0-7919

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

                   YES     X      NO


  As of August 31, 2000, there were 633,500 shares of $0.01 par value common stock issued and outstanding.



                  WYOMING OIL AND MINERALS, INC.

                        TABLE OF CONTENTS

                         AUGUST 31, 2000


 PART I - FINANCIAL STATEMENTS

           Unaudited Balance Sheets








         August 31, 2000 and February 29, 2000                     1

           Unaudited Condensed Statements of Operations
         Three and Six  Months Ended August 31, 2000 and         2,3


           Unaudited Condensed Statements of Changes
             in Financial Position
         Six Months Ended August 31, 2000 and 1999                4

           Unaudited Notes to Financial Statements                5

           Management's Discussion and Analysis of
             the Unaudited Condensed Statements of
             Operations                                           6


 PART II - OTHER INFORMATION

           Exhibits and Reports on Form 8-K                       7














                  WYOMING OIL AND MINERALS, INC.
                     UNAUDITED BALANCE SHEETS


      ASSETS                                               Aug 31,    Feb 29,
                                                            2000       2000
 Current assets:
    Cash                                                    $17,845    $59,000
    Accounts receivable                                      38,714     81,046
    Marketable equity securities,
      at market value (Note 4)                               19,250     14,536
    Inventory                                                84,120     91,100
    Note receivable                                                     13,333
    Interest Receivable                                                    216

           Total current assets:                            159,929    259,231

 Property and equipment, at cost less
   accumulated depreciation and depletion:
 204,495 =February 29, 2000
 221,119 =Aug 31, 2000                                      766,757    619,175

 Accounts receivable - non current                           26,352     26,352
 Financing fees, net of accumulated amortization             15,633      19133








 Other assets                                                    61         61
                                                             42,046     45,546

                                                           $968,732   $923,952


      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Notes payable, current portion (Note 3)                 $96,386    $61,120
    Accounts payable and accrued expenses                   197,508    101,214
    Income taxes payable                                                 6,636
           Total current liabilities:                       293,894    168,970

 Long term debt (Note 3)                                    566,306    642,630

 Stockholders' equity:
    Capital stock, common, $.01 par-value
    Authorized: 25,000,000 shares
    Issued: 546,500 shares as of  February 29, 2000
      and  633,500 shares as of August 31, 2000               6,335      5,465
    Additional paid-in capital                            1,639,651  1,553,521
    Accumulated deficit                                  (1,550,854)(1,455,320)
    Unrealized gains on securities available for sale
           net of applicable deferred income taxes           13,400      8,686

                                                            108,532    112,352

                                                           $968,732   $923,952


 The notes to financial statements are an integral part of these statements.
                                1

                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                            Six Months Ended
                                                           Aug 31,    Aug 31,
                                                            2000       1999
 Operating revenues:
    Oil and gas sales                                      $249,652   $116,931
    Other operating income                                    3,600      3,651


           Total operating revenues                         253,252    120,582

 Operating expenses:
    Gerneral and administrative                              72,139     24,396
    Production expenses                                     246,577     73,413
    Lease rentals

           Total operating expenses                         318,716     97,809

           Operating income (loss)                          (65,464)    22,773

 Other income (expense):
    Realized gain (loss) sale of marketable securities                   1,000










    Interest income                                             277
    Interest (expense)                                      (34,987)    (9,025)


           Other income (expense) net                       (34,710)    (8,025)

 Earnings (loss) before income taxes:                      (100,174)    14,748
 Income tax expense                                          (4,640)

 Net earnings (loss)                                        (95,534)    14,748
      Other comprehensive income, net of tax:
           Unrealized gains on available for sale securit     4,714

      Comprehensive income                                 ($90,820)   $14,748

 Net earnings (loss) per common share:
           Basic                                             ($0.17)     $0.09

           Diluted                                           ($0.13)     $0.09

 Average shares outstanding - Basic                         550,000    172,500

 Average shares outstanding - Diluted                       677,438    172,500


 The notes to financial statements are an integral part of these statements.
                                2

                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                           Aug 31,    Aug 31,
                                                            2000       1999
 Operating revenues:
    Oil and gas sales                                      $131,625    $64,291
    Other operating income                                   $1,800      1,827


           Total operating revenues                         133,425     66,118

 Operating expenses:
    Gerneral and administrative                             $35,591     11,237
    Production expenses                                    $141,879     50,734
    Lease rentals

           Total operating expenses                         177,470     61,971

           Operating income (loss)                          (44,045)     4,147

 Other income (expense):
    Realized gain (loss) sale of marketable securities                   1,000


    Interest income                                              $0
    Interest (expense)                                     ($18,016)    (2,890)










           Other income (expense) net                       (18,016)    (1,890)

 Earnings (loss) before income taxes:                       (62,061)     2,257
 Income tax expense                                          (4,640)

 Net earnings (loss)                                        (57,421)     2,257
      Other comprehensive income, net of tax:
           Unrealized gains on available for sale securit     3,324

      Comprehensive income                                 ($54,097)    $2,257

 Net earnings (loss) per common share:
           Basic                                             ($0.10)     $0.01

           Diluted                                           ($0.08)     $0.01

 Average shares outstanding - Basic                         553,500    172,500

 Average shares outstanding - Diluted                       690,265    172,500


 The notes to financial statements are an integral part of these statements.
                                3


                  WYOMING OIL AND MINERALS, INC.
            UNAUDITED CONDENSED STATEMENTS OF CHANGES
                      IN FINANCIAL POSITION


                                                            Six Months Ended
                                                           Aug 31,    Aug 31,
                                                            2000       1999

 Sources of working capital:
    Net earnings from operations (adjusted by
      items not using working capital)                     ($74,196)   $16,767
    Amortization of financing fees                            3,500

    Increase in long term debt (Note 3)                                 50,000
    Sale of Common Stock (Note 5)                            87,000
                                                             16,304     66,767

 Uses of working capital:

    Increase in properties (Note 2)                         164,206
    Decrease in long term debt (Note 3)                      76,324


                                                            240,530

 Increase (decrease) in working capital                    (224,226)    66,767
 Working capital (deficit), beginning of period              90,261   (140,886)

 Working capital (deficit), end of period                 ($133,965)  ($74,119)




















 The notes to financial statements are an integral part of these statements.

                                4


                  WYOMING OIL AND MINERALS, INC.
             UNAUDITED NOTES TO FINANCIAL STATEMENTS


 1.  Significant accounting policies

      Refer to the Company's annual financial statements for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those financial statements for additional details of the Company's financial condition, results of operations, and changes in financial position. The details of those notes have not changed, except as a result of normal transactions in the interim, or as disclosed within this report.
      In the opinion of Management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of August 31, 2000 and 1999, and the results of operations for the three and six month periods then ended. The results of operations for the three and six month periods ended August 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

 2.  Oil and gas properties

 During the six months ended August 31, 2000, the Company expended $155,342 for major betterment workovers on various wells. Also, leases were purchased in the amount of $8,864.


 3.  Notes payable

 As of August 31, 2000, the Company had outstanding notes payable of $662,692. The interest rate on these loans is 3/4% to 1% over the prime rate.
 A loan having a balance of $3,750 is secured by a producing oil well. A note payable to a bank in the amount of $658,942 is secured by preferred stock of a third party.

 4.  Marketable Securities

      Marketable securities are carried at the lower of cost or market at the balance sheet date. That determination is made by aggregating all current marketable equity securities. Marketable equity securities in current assets had a basis at August 31, 2000 of $41,077 less $35,227 permanent impairments plus unrealized gains of $13,400 pertaining to the current portfolio.









 5.  Stock Options

      During the three months ended August 31, 2000, 400,000 shares of $1 stock options were granted to the chief executive officer of the Company as per the Stock Purchase and Restructuring Agreement dated October 29, 1999. Of these options, 21,000 shares were exercised at the end of July and 66,000 shares were exercised at the end of August.

 6. Commitments..

      In accordance with an operating agreement dated September 1, 1998 the Company has the option to participate in an eight well pilot program in which the Company holds a 16.67% interest. Phillips Petroleum, a 50% interest owner, has proposed the program for approximately $2,900,000 of which the Company's portion would be approximately $483,000. The Company will participate in the program and intends to finance their share of the costs through a private placement or additional borrowings.
                                                                       5

               WYOMING OIL AND MINERALS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following is Management's discussion and analysis of material changes in financial conditions since the end of the most recent fiscal year.

      During the six months ended August 31, 2000, the Company's net working capital decreased by $224,226, the result of capital used by operations of $74,196, an increase in properties of $164,206(Note 2), amortization of financing fees in the amount of $3,500, the sale of common stock of $87,000(Note 5), and a decrease in long term debt of $76,324(Note 3).

      Crude oil and natural gas sales for the three months ended August 31, 2000 were $132,721 higher than for the corresponding period of the prior year. This increase is the result of the increase in oil prices and volume of production due to additional ownership interest in wells.

      General and administrative expenses were $47,743 higher during the current six month period as compared to the corresponding 1999 period. This increase is mainly the result of approximately $13,500 of legal fees regarding filing of Form 10K and an increase in officer's salary of $18,000 and various other costs mostly relating to shareholder expense.

      Production expenses were $173,164 higher during the 2000 period as com-pared to the 1999 period. This increase is the result of additional producing wells purchased and some significant workover costs on the new wells as well as certain wells owned during both quarters.

      For Proposed capital expenditures, see Note 6 to the Financial Statements.




















                                6

                  WYOMING OIL AND MINERALS, INC.



                   PART II - OTHER INFORMATION

 Item 6 - Exhibits and Reports on Form 8-K


           None


           All other items of this report are inapplicable.





























                                7


                            SIGNATURES










      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WYOMING OIL AND MINERALS, INC.

                                             (Registrant)



Dated:   10/13/00
        ----------
                                       /s/ Jack C. Bradley, Jr.
                                       ------------------------------
                                       Jack C. Bradley, Jr.
                                       President