Form 10-Q
period 2000-11-30
WYOMING OIL & MINERALS INC
filed 2001-01-17
CIK 108729

SECURITIES AND EXCHANGE COMMISSION

                Washington, D. C.  20549

                       FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended November 30, 2000             Commission File #0-7919

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

                   YES     X      NO


   As of November 30, 2000, there were 713,500 shares of $0.01 par value common stock issued and outstanding.



                  WYOMING OIL AND MINERALS, INC.

                        TABLE OF CONTENTS

                        NOVEMBER 30, 2000


  PART I - FINANCIAL STATEMENTS

           Unaudited Balance Sheets








      November 30, 2000 and February 29, 2000                   1

      Unaudited Condensed Statements of Operations
      Three and Nine  Months Ended November 30, 2000 a        2,3


           Unaudited Condensed Statements of Changes
             in Financial Position
         Nine Months Ended November 30, 2000 and 1999             4

           Unaudited Notes to Financial Statements                5

           Management's Discussion and Analysis of
             the Unaudited Condensed Statements of
             Operations                                           6


 PART II - OTHER INFORMATION

           Exhibits and Reports on Form 8-K                       7














                  WYOMING OIL AND MINERALS, INC.
                     UNAUDITED BALANCE SHEETS


      ASSETS                                               Nov 30,    Feb 29,
                                                            2000       2000
 Current assets:
    Cash                                                      ($365)   $59,000
    Accounts receivable                                      43,868     81,046
    Marketable equity securities,
      at market value (Note 4)                               24,825     14,536
    Inventory                                                86,587     91,100
    Note receivable                                                     13,333
    Interest Receivable                                                    216

           Total current assets:                            154,915    259,231

 Property and equipment, at cost less
   accumulated depreciation and depletion:
 204,495 =February 29, 2000
 232,588 =Nov 30, 2000                                      880,846    619,175

 Accounts receivable - non current                           26,352     26,352
 Financing fees, net of accumulated amortization             13,883      19133








 Other assets                                                    61         61
                                                             40,296     45,546

                                                         $1,076,057   $923,952


      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Notes payable, current portion (Note 3)                 $93,284    $61,120
    Accounts payable and accrued expenses                   362,634    101,214
    Income taxes payable                                                 6,636
           Total current liabilities:                       455,918    168,970

 Long term debt (Note 3)                                    552,754    642,630

 Stockholders' equity:
    Capital stock, common, $.01 par-value
    Authorized: 25,000,000 shares
    Issued: 546,500 shares as of  February 29, 2000
      and  713,500 shares as of November 30, 2000             7,135      5,465
    Additional paid-in capital                            1,718,851  1,553,521
    Accumulated deficit                                  (1,677,576)(1,455,320)
    Unrealized gains on securities available for sale
           net of applicable deferred income taxes           18,975      8,686

                                                             67,385    112,352

                                                         $1,076,057   $923,952


 The notes to financial statements are an integral part of these statements.
                                1

                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                           Nine Months Ended
                                                           Nov 30,    Nov 30,
                                                            2000       1999
 Operating revenues:
    Oil and gas sales                                      $318,020   $173,577
    Other operating income                                    5,400      5,475


           Total operating revenues                         323,420    179,052

 Operating expenses:
    Gerneral and administrative                             118,470     36,690
    Production expenses                                     373,863    117,463
    Lease rentals

           Total operating expenses                         492,333    154,153

           Operating income (loss)                         (168,913)    24,899

 Other income (expense):
    Realized gain (loss) sale of marketable securities                   1,000










    Interest income                                             277
    Interest (expense)                                      (58,260)   (12,748)


           Other income (expense) net                       (57,983)   (11,748)

 Earnings (loss) before income taxes:                      (226,896)    13,151
 Income tax expense                                          (4,640)

 Net earnings (loss)                                       (222,256)    13,151
      Other comprehensive income, net of tax:
           Unrealized gains on available for sale securit    10,289

      Comprehensive income                                ($211,967)   $13,151

 Net earnings (loss) per common share:
           Basic                                             ($0.36)     $0.08

           Diluted                                           ($0.31)     $0.08

 Average shares outstanding - Basic                         584,005    172,500

 Average shares outstanding - Diluted                       685,150    172,500


 The notes to financial statements are an integral part of these statements.
                                2

                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                           Three Months Ended
                                                           Nov 30,    Nov 30,
                                                            2000       1999
 Operating revenues:
    Oil and gas sales                                       $68,368    $56,646
    Other operating income                                    1,800      1,824


           Total operating revenues                          70,168     58,470

 Operating expenses:
    Gerneral and administrative                              46,331     12,294
    Production expenses                                     127,286     44,050
    Lease rentals

           Total operating expenses                         173,617     56,344

           Operating income (loss)                         (103,449)     2,126

 Other income (expense):
    Realized gain (loss) sale of marketable securities


    Interest income                                               0
    Interest (expense)                                      (23,273)    (3,723)










           Other income (expense) net                       (23,273)    (3,723)

 Earnings (loss) before income taxes:                      (126,722)    (1,597)
 Income tax expense

 Net earnings (loss)                                       (126,722)    (1,597)
      Other comprehensive income, net of tax:
           Unrealized gains on available for sale securit     5,575

      Comprehensive income                                ($121,147)   ($1,597)

 Net earnings (loss) per common share:
           Basic                                             ($0.19)    ($0.01)

           Diluted                                           ($0.18)    ($0.01)

 Average shares outstanding - Basic                         644,049    172,500

 Average shares outstanding - Diluted                       784,003    172,500


 The notes to financial statements are an integral part of these statements.
                                3


                  WYOMING OIL AND MINERALS, INC.
            UNAUDITED CONDENSED STATEMENTS OF CHANGES
                      IN FINANCIAL POSITION


                                                           Nine Months Ended
                                                           Nov 30,    Nov 30,
                                                            2000       1999

 Sources of working capital:
    Net earnings from operations (adjusted by
      items not using working capital)                    ($183,874)   $16,317
    Amortization of financing fees                            5,250

    Increase in long term debt (Note 3)                                 50,000
    Sale of Common Stock (Note 5)                           167,000     74,000
                                                            (11,624)   140,317

 Uses of working capital:

    Increase in properties (Note 2)                         289,764
    Decrease in long term debt (Note 3)                      89,876


                                                            379,640

 Increase (decrease) in working capital                    (391,264)   140,317
 Working capital (deficit), beginning of period              90,261   (140,886)

 Working capital (deficit), end of period                 ($301,003)     ($569)




















 The notes to financial statements are an integral part of these statements.

                                4


                  WYOMING OIL AND MINERALS, INC.
             UNAUDITED NOTES TO FINANCIAL STATEMENTS


 1.  Significant accounting policies

      Refer to the Company's annual financial statements for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those financial statements for additional details of the Company's financial condition, results of operations, and changes in financial position. The details of those notes have not changed, except as a result of normal transactions in the interim, or as disclosed within this report.
      In the opinion of Management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of November 30, 2000 and 1999, and the results of operations for the three and nine month periods then ended. The results of operations for the three and nine month periods ended November 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

 2.  Oil and gas properties

 During the nine months ended November 30, 2000, the Company expended $155,342 for major betterment workovers on various wells. Leases were purchased in the amount of $8,864. Also drilling costs in the amount of $125,557 were incurred in a drilling program described in Note 6.

 3.  Notes payable

 As of November 30, 2000, the Company had outstanding notes payable of $646,038. The interest rate on these loans is 3/4% to 1% over the prime rate.
 A loan having a balance of $3,750 is secured by a producing oil well. A note payable to a bank in the amount of $642,288 is secured by preferred stock of a third party.

 4.  Marketable Securities

 Marketable securities are carried at the lower of cost or market at the balance sheet date. That determination is made by aggregating all current marketable equity securities. Marketable equity securities in current assets had a basis at November 30, 2000 of $41,077 less $35,227 permanent impairments plus unrealized gains of $18,975 pertaining to the current portfolio.









 5.  Stock Options

 During the three months ended August 31, 2000, 400,000 shares of $1 stock options were granted to the chief executive officer of the Company as per the Stock Purchase and Restructuring Agreement dated October 29, 1999. Of these options, 21,000 shares were exercised at the end of July, 66,000 shares were exercised at the end of August, and 80,000 shares were exercised during November.

 6. Commitments..

 In accordance with an operating agreement dated September 1, 1998 the
 Company has the option to participate in an eight well pilot program in which the Company holds a 16.67% interest. Phillips Petroleum, a 50% interest owner, has proposed the program for approximately $2,900,000 of which the Company's portion would be approximately $483,000. The Company will participatein the program and intends to finance their share of the costs through a private placement or additional borrowings.
                                                         5


                  WYOMING OIL AND MINERALS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following is Management's discussion and analysis of material changes in financial conditions since the end of the most recent fiscal year.

 During the nine months ended November 30, 2000, the Company's net working capital decreased by $391,264, the result of capital used by operations of $183,874, an increase in properties of $289,764(Note 2), amortization of financing fees in the amount of $5,250, the sale of common stock of $167,000(Note 5), and a decrease in long term debt of $89,876(Note 3).

 Crude oil and natural gas sales for the nine months ended November 30, 2000 were $144,443 higher than for the corresponding period of the prior year. This increase is the result of the increase in oil prices and volume of production due to additional ownership interest in wells.

 General and administrative expenses were $81,780 higher during the current nine month period as compared to the corresponding 1999 period. This increase is partly the result of approximately $13,500 of legal fees regarding filing of Form 10K and an increase in officer's salary of $18,000 and various other costs mostly relating to shareholder expense. Also, approximately $20,000 of consulting and related costs were incurred in an effort to market some of the Company's properties.

 Production expenses were $256,400 higher during the 2000 period as com-pared to the 1999 period. This increase is the result of additional producing wells purchased and some significant workover costs on the new wells as well as certain wells owned during both the period.

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


                                    WYOMING OIL AND MINERALS, INC.

                                             (Registrant)




 Dated:  01/12/01					/s/ Jack C. Bradley, Jr.
							Jack C. Bradley Jr.
							President