Form 10-K
period 2001-02-28
WYOMING OIL & MINERALS INC
filed 2001-06-12
CIK 108729

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-K

                               (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended February 28, 2001

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (337,145 shares).
The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of May 25, 2001 (based on $1.85 bid, $1.85 asked) - $623,718.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date. May 25, 2001
- 833,500 shares.

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

The Company has only one employee, its President, Jack C. Bradley, Jr., who receives $4000 monthly and reimbursement of his actual and necessary expenses.

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

A summary of the Company's oil and gas properties as of February 28, 2001 all located in the state of Wyoming is as follows:

                                        Gross Acres         Net Acres

     Undeveloped proved and
      unproved acres:
     Leasehold interest:
      Oil and gas                        13,700                3,576

     Developed proved acres:
      Leasehold interest:
         Primarily oil                    7,519                3,779
         Primarily gas                    1,440                  240

     No properties are held in fee.  All properties are held by leaseholds.

As of February 28, 2001, the Company owns the following productive wells:

                               Oil                           Gas
                         Gross          Net          Gross          Net

Working Interest           58        35.1469            2            1
Royalty                    36          .1046            0            0

     Oil and Gas Production.

From its drilling efforts and from production purchased from others, the Company's net yearly production of crude oil and gas has been as follows:

     Year Ended
     the last day
     of February              Crude Oil in Barrels               Gas in MCF

       1999                        10,230                            3,335
       2000                        13,561                            3,736
       2001                        13,246                              700

The average sales price (including transfers) per unit oil and gas produced for the years ended the last day of February is as follows:

                                 2001             2000              1999

     Oil -- Barrels             $26.73           $19.90            $12.78
     Gas -- MCF                 $ 2.72           $ 2.01            $ 1.37

     The average production (lifting) cost per unit of production is as follows:

                                 2001             2000              1999

     Oil -- Barrels             $23.26           $10.13            $15.02
     Gas -- MCF                 $ 1.25           $ 1.25            $ 1.25
                                           4
                           Net Exploratory Wells
Fiscal Year
  Drilled           Producers           Dry Holes           Total Wells

   1999                 0                   0                     0
   2000                1/2                  0                    1/2
   2001               .1667*                0                  .1667*

                           Net Development Wells
Fiscal Year
  Drilled           Producers           Dry Holes           Total Wells

   1999                  0                   0                     0
   2000                  0                   0                     0
   2001               1.166*                 0                   1.166*
*Shut In

 Reserves. The following are reserve estimates as of last day of February:

Proved Oil and Gas Reserves             Oil (bbls)          Gas (mcf)

          1999                           117,443              77,549
          2000                           187,457              73,884
          2001                           191,484              73,339

Proved Developed Oil and Gas Reserves

          1999                           117,443              77,549
          2000                           187,457              73,884
          2001                           191,484              73,339

The reserve estimates for all properties were computed both by management and by independent petroleum engineers for areas in which the Company has interest in certain wells. No reserve figures have been filed with or reported to any other regulatory authorities or agencies.

Oil and Gas Operations.  The Company follows the successful efforts method of accounting for oil and gas exploration and development activities.
Under this method of accounting lease acquisition costs, intangible drilling costs and other costs associated with exploration efforts which result in the discovery of proved reserves are capitalized. Costs of well equipment, development drilling, support facilities, major betterments and renewals and other development costs are capitalized. Capitalized costs are amortized using the units of production method. For leasehold costs, the basis is total estimated units and proved developed reserves both of which are estimated by independent engineers and management of the Company. The amortized amounts are charged to depreciation and depletion expense. The recoverability of capitalized costs related to proved and unproved acreage is reviewed periodically. Any impairment discovered is charged to expenses.
                                     5

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

     None































                                   6

                                  PART II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters.

                                                      Bid Prices
                                                  High           Low

March 1, 1999 through February 29, 2000           3-1/2           1

March 1, 2000 through May 31, 2000                5-1/4         3-1/2

June 1, 2000 through August 31, 2000             5-1/16            2

September 1, 2000 through November 30, 2000         6           2-3/8

December 1, 2000 through February 28, 2001        2-3/8         1-1/4

The source for the over-the-counter quotations is the National Discount Brokers. Such quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

There were approximately 1585 holders of record of the Company's common stock as of May 11, 2001.

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





                                   7

Item 6.   Selected Financial Data
                                 Year Ended February 28/29
                       2001      2000      1999     1998       1997
Revenues:
Operating revenues from
oil and gas sales    $357,031  $353,233  $131,682  $306,807  $357,765

Other operating
revenues                7,200     7,36     14,455    19,566    22,039

Earnings (loss) from
continuing operations before
extraordinary items  (337,647)  108,493   (98,665)   18,197   ( 9,698)

Extraordinary items     --         --        --        --        --

Net earnings (loss) from
continuing operations(337,647)  108,493   (98,665)   18,197   ( 9,698)
Earnings (loss) per share
from continuing operations(.54)     .49      (.57)      .11      (.06)

Cash dividends per
common share            --          --        --        --        --

At year end:

Total assets        1,585,357   923,952   325,199   342,140    242,330
Long-term obligations 548,86    642,60     85,556    86,693     50,000

Item 7.   Management's Discussion and Analysis of
          Financial Conditions and Results of Operation.

REVIEW OF 2001 RESULTS

Financial Position

During the Company's fiscal year 2001, cash decreased $55,159. Although cash provided by operations was $18,121, accounts payable increased
$691,610 of which $229,839 was for operations and $461,771 was for additions to properties. Cash paid for additions to properties was $355,901. Cash used for principal payments on debt was $57,712. Cash of $327,000 was provided from the sale of common stock of which $187,000 was from exercise of stock options. At February 28, 2001, current liabilities exceeds current assets by $771,633 which could indicate a substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

                                    8
However, management is considering whether to sell its interests in the Carbon County, Wyoming and Moffat County, Colorado properties (the Skyline Project) or obtain additional financing by the sale of stock through private placement or registered offering. The amount due to Phillips Petroleum on the project was $486,916 on February 28, 2001.

Results of Operations

The Company's oil and gas revenue increased slightly for the year ($3,798) as production and prices remained about the same during the year.

Production and operating expenses increased $277,445 from fiscal 2000 to fiscal 2001. Most of the increase was due to unexpected mechanical and production problems on three of the Company's better producing wells which required costly workovers.

Depreciation and depletion increased $34,216 from fiscal 2000 to fiscal 2001 due to significant wells purchased in the fourth quarter of fiscal year 2000 being depleted for a full year in fiscal 2001 and an increase in amortization of financing of $5,133.

General and administrative expenses increased $89,599 from fiscal 2000 to fiscal 2001. This increase was due mainly to an increase in salary costs of $36,000, a contract for $19,333 for a consultant to market some of the Company's oil and gas properties, and an increase of $14,547 in accounting and legal fees.

Interest expense increased $61,532 from fiscal 2000 to fiscal 2001 due to payments made for the full year in fiscal 2001 on debt incurred in February 2000.


REVIEW OF 2000 RESULTS

Financial Position

During the Company's fiscal year 2000, cash increased $51,028. This increase resulted from the net effect of cash used in operations in the amount of $53,327, cash provided by a bank loan in the amount of $750,000; debt paid in the amount of $150,750; cash paid for acquisition of proved properties in the amount of $440,620; cash paid for the acquisition of unproved properties in the amount of $90,880; and cash in the amount of $74,000 provided from the sale of common stock. The Company has financed property acquisitions in the past with debt and willcontinue to repay such borrowing with the revenues from those properties.

The Company also paid $7,000 for a loan fee to American National Bank and $18,062 for reorganization costs.


                                     9
Results of Operations

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

Results of Operations

The Company's oil and gas revenues decreased from $306,807 in fiscal 1998 to $131,682 in fiscal 1999 mainly due to a decrease in oil prices and decreased production. Present production has the effect of decreasing Wyoming Oil & Minerals reserves. Crude oil sales decreased significantly due to the very low oil prices causing some wells to be shut in as they became uneconomical.
                                      10


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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

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

Jack C. Bradley Jr., age 59, has been president and director of the Company since February 23, 1973. Mr. Bradley has also been the president, a director, and the majority shareholder of Manx Oil Corporation based in Casper, Wyoming, since 1969; and secretary, director and shareholder of Econoservice, Inc., based in Casper, Wyoming, since 1986. Both of those entities are engaged in the oil and gas exploration or production business. Since 1970, Mr. Bradley has also been the owner of Zephyr Exploration, a sole proprietorship engaged in the oil and gas exploration and production business and real estate investments.

Michael D. Herman, age 43, is a self-employed business consultant and has been Chairman, CEO, Treasurer and Secretary of the Company since February, 2000. He was the Chairman and chief executive officer of TeleMatrix, Inc., a Colorado-based telecommunications equipment provider to the hospitality and commercial markets, from 1991 to September 1999, when the company was sold to Meditrust Corporation (NYSE - MT).
Mr. Herman has been involved actively as an investor and principal in the oil and gas business since 1985. Since 1997, he has been the sole shareholder and President of Lincoln 77, Inc., which is active in the acquisition and development of oil and gas leaseholds in eastern Kansas. In addition to producing oil, Lincoln 77 provides contract services to outside operators in the area of drilling, workover and the cementing and acidizing of new and existing wells. Mr. Herman is a shareholder of Colorado-based Skyline Resources, Inc., which is actively acquiring acreage and developing both oil and coalbed methane gas in western Wyoming. Mr. Herman continues to be active in the telecommunications equipment business through his involvement with American TeleSwitch Corporation.

Gerard Laheney, age 63, a director of the Company since February, 2000, has been President of Aegis Investment Management Company, an investment advisory firm specializing in global investment portfolio management, since August 1993. From July 1995 to July 1996, Mr. Laheney was a consultant for Portfolio Resources Group, overseeing global equities, fixed income and foreign exchange investments. Mr. Laheney has been a director of Craig Corporation (NYSE - CRG) since 1990 and served as a director of Reading Company (NASD - RDGE) between November 1993 and June 1996.

Frederick L. Joutz, age 47, a director of the Company since February, 2000, has been a professor at the Department of Economics at The George Washington University in Washington, D.C. since 1985, and has been an Associate Professor there since 1991. He teaches graduate, undergraduate, and MBA level courses in Econometrics, Forecasting Macroeconomics, Money and Banking, and Energy Economics. He has also served as a consultant and technical expert to several government agencies, including the Department of Energy and the Department of Agriculture, as well as to various private corporations. He has been published extensively in several academic journals, including American Economic Review, Journal of Business and Economic Statistics, Journal of Policy Modeling, Journal of Macroeconomics and Energy Economics. He is also an Associate Editor of The International Journal of Forecasting. Mr. Joutz earned his Bachelor's degree at the University of Maryland, his Master's degree at the University of British Columbia in Vancouver, British Columbia, Canada; and a Ph.D. in Economics at the University of Washington.
                                     12

Ray Mason, age 53, a director of the Company since February, 2000, has been a Spanish language teacher at Boyd Anderson High School in Lauderdale Lakes, Florida, since 1989. He took a leave of absence from teaching to work as a certified financial planner with American and International Financial Group in Ft. Lauderdale, Florida from 1995 to 1997. He also served as Territorial Manager for Life Alert Medical Systems, a provider and installer of medical alert systems, from 1997 to 1999. Mr. Mason earned his B.A. degree at Queens College in Flushing, New York; his Master's degree in Adelphi University in Garden City, New York; and his Professional Diploma in Business Administration and Management at C.W. Post College in Brookfield, New York.

Mr. Herman and Mr. Joutz are cousins. There are no other family relationships between any of the officers and directors of the Company. The term of the officers expires at the annual directors' meeting.

     Section 16(a) Beneficial Ownership Reporting Compliance

During fiscal year 2001, Mr. Bradley filed one late report, Form 4, thus failing to report one transaction on a timely basis; Mr. Herman filed two late Forms 4, thus failing to report ten transactions on a timely basis; and Mr Mason filed two late Forms 4, thus failing to report four transactions on a timely basis.

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

                   Annual Compensation        Long-Term Compensation
                                                          Securities
Name and             Fiscal Year     Salary     Bonus     Underlying
Principal Position   Ended           ($)        ($)       Options (#)

Michael D. Herman,   2001             -0-        -0-      400,000
Chief Executive      2000             -0-        -0-      600,000
Officer              1999             -0-        -0-      -0-
                                     13
Option Grants Table

The following table sets forth information concerning individual grants of stock options made during the fiscal year ended February 28, 2001 to the Company's Chief Executive Officer. See "Stock Option Plans".

         Option Grants For Fiscal Year Ended February 28, 2001

                   Number of     % of Total
                   Securities    Options
                   Underlying    Granted         Exercise
                   Options       to Employees in or Base      Expiration
Name               Granted (#)   Fiscal Year     Price ($/Sh) Date

Michael D. Herman,  50,000        12.5%            $1.00      07/20/2002
Chief Executive    350,000        87.5%            $1.00      07/20/2003
Officer

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table sets forth information concerning each exercise of stock options during the fiscal year ended February 28, 2001 by the Company's Chief Executive Officer, and the fiscal year end value of unexercised options held by the Chief Executive Officer.

                            Aggregated Option Exercises
                      For Fiscal Year Ended February 28, 2001
                            And Year-End Option Values


                                                      Value of
                                       Number of      Unexercised
                                       Unexercised    In-The-Money
                                       Options at     Options at
                                       Fiscal Year-   Fiscal Year-
                 Shares                End (#) (3)    End ($) (4)
                 Acquired on Value
                 Exercise    Realized  Exercisable/   Exercisable/
Name             (#)(1)      ($)(2)    Unexercisable  Unexercisable

Michael D. Herman 177,000     $312,500  498,000/0      $747,000/0
Chief Executive
Officer




                                         14

(1) The number of shares received upon exercise of options during the fiscal year ended February 28, 2001.

(2) With respect to options exercised during the Company's fiscal year ended February 28, 2001, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options. Mr. Herman was allowed a "cashless exercise" by the Board as a portion of consideration paid by the Company for oil and gas rights owned by Mr. Herman.

(3) The total number of unexercised options held as of February 28, 2001 separately identifying those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of February 28, 2001, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options, based on the bid price of the Company's Common Stock on February 28, 2001. The closing bid price for the Company's Common Stock on February 28, 2001 was $1.50 per share.

Compensation of Outside Directors

Directors of the Company who are not also employees of the Company ("Outside Directors")are not paid for meetings of the Board of Directors that they attend.


Item 12.  Security Ownership of Certain
          Beneficial Owners and Management.

The following table shows the Common Stock ownership for each director, named executive officer, 5% shareholder, and all directors and executive officers as a group:

                                     Amount and Nature
                                     of Beneficial        Percent of
Director                             Ownership              Class

Michael D. Herman                    973,000 (1)            72.2%
Chairman, CEO, Treasurer, Secretary
1565 Old Stage Road
Colorado Springs, CO 80906

Jack C. Bradley, Jr.                  36,355 (2)             2.7%
President, Director
330 S. Center, Suite 419
Casper, WY  82601

Gerard P. Laheney                        0                    -
Director
330 S. Center, Suite 419
Casper, WY 82601

Frederick Joutz                          0                    -
Director
330 S. Center, Suite 419
Casper, WY 82601

Ray Mason                                0                    -
Director
330 S. Center, Suite 419
Casper, WY 82601

All directors and
officers as a group                 1,009,355                75.0%

(1) Includes options held by Mr. Herman to purchase 198,000 shares for $1.00 per share that expire July 20, 2003 and 300,000 shares for $2.00 per share that expire February 2, 2003 and 475,000 shares of Common Stock directly owned.

(2) Of this total, 20,855 shares are owned of record by Jack C. Bradley, Jr., and 500 are owned by Manx Oil Corporation, of which Bradley is the president, a director, and owner of a majority of its outstanding common shares. Mr. Bradley also holds options to purchase 15,000 shares for $1.00 per share that expire July 20, 2003.


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

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K.

(a)  Documents filed as a part of this Annual Report on Form 10-K:

     1.  Financial Statements.

     The following documents are filed as part of this Annual Report on Form 10-K:

     Report of Independent Accountants;

     Balance Sheets as of February 28, 2001 and February 29, 2000;

     Statements of Operations and Comprehensive Income for the years ended February 28, 2001; February 29, 2000;
        and February 28, 1999

     Statements of Stockholders' Equity for the years ended
        February 28, 2001; February 29,2000;
        and February 28, 1999

     Statements of Cash Flows for the years ended February 28, 2001;
        February 29, 2000; and
        February 28, 1999; and

          Notes to Financial Statements

     2.  Financial Statement Schedules.

None of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are required under the related instructions, and therefore such schedules are inapplicable and have been omitted.

     3.  Exhibits.

     None


(b)       Reports on Form 8-K:

     None





                                  17

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


DATED: June 11, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


                                 /s/ Jack C. Bradley, Jr.
                                 Jack C. Bradley, Jr., Director



DATED: June 11, 2001


                                 /s/ Michael D. Herman
                                 Michael D. Herman
                                 Director, Principal Executive Officer,
                                 Principal Financial Officer and
                                 Principal Accounting Officer

DATED: June 11, 2001



                                 /s/ Gerard P. Laheney
                                 Gerard P. Laheney
                                 Director



DATED: June 11, 2001










                     WYOMING OIL AND MINERALS, INC.

                             CASPER, WYOMING

                          FINANCIAL STATEMENTS

                         AS OF FEBRUARY 28, 2001,

               FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                      INDEPENDENT AUDITOR'S REPORT









Board of Directors and Shareholders
Wyoming Oil and Minerals, Inc.
Casper, Wyoming

I have audited the accompanying balance sheets of Wyoming Oil and Minerals, Inc., as of February 28, 2001 and February 29, 2000 and the related statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for the years ended February 28, 2001, February 29, 2000 and February 28, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wyoming Oil and Minerals, Inc. as of February 28, 2001 and February 29, 2000, and the results of its operations and changes in its stockholders' equity and its cash flow for the years ended February 28, 2001, February 29, 2000 and February 28, 1999, in conformity with accounting principles generally accepted in the United States of America.



MAURICE M. MORTON
Certified Public Accountant


Casper, Wyoming
June 4, 2001

                      WYOMING OIL AND MINERALS, INC.

                              Balance Sheets

                                   ASSETS

                                                 February 28, February 29,
                                                    2001          2000

Current assets:
    Cash                                         $   3,841    $  59,000
    Accounts receivable                              8,622       34,422
    Accounts receivable - related parties           11,522       46,624
    Marketable equity securities - (Note 3)         32,842       14,536

    Inventory of oil in tanks   at lower of cost
         (specific identification) or market        86,027       91,100
    Note receivable   related parties (Note 4)        -          13,333
    Income taxes receivable                          1,996         -
    Interest receivable                               -             216

      Total current assets                         144,850      259,231

Property and equipment, at cost under the
  successful efforts method of accounting
   (Note 5):
           Proved oil and gas properties         1,543,307      725,103
           Unproved oil and gas properties          90,348       90,880
            Pipeline and drilling equipment            570          570
           Office furniture and equipment            7,117        7,117
                                                 1,641,342      823,670

 Less accumulated depletion and depreciation      (241,215)    (204,495)
                                                 1,400,127      619,175
Other assets:
    Accounts receivable - non current               28,186       26,352
    Financing fees, net of accumulated
         amortization of $8,867 in 2001 and
         $1,867 in 2000.                             2,133       19,133
Other assets                                            61           61
                                                    40,380       45,546

                                               $ 1,585,357   $  923,952
                                                            (continued)

        See accompanying notes to financial statements.
                              F-2

                WYOMING OIL AND MINERALS, INC.

                       Balance Sheets
                        (Continued)

             Liabilities and Stockholders' Equity

                                            February 28,   February 29,
                                                2001           2000

Current liabilities:
  Notes payable (Note 6):
    Related parties                         $     3,750    $     3,750
  Accounts payable                              589,046         57,804
  Accounts payable - related parties            200,080         39,712
  Accrued expenses                               30,182          3,698
  Income taxes payable                             -             6,636
  Current portion of long-term debt (Note 7)     93,425         57,370

       Total current liabilities                916,483        168,970

Long-term debt (Note 7)                         548,863        642,630

Stockholders' equity (Note 8 and 9):
  Common stock, $.01 par value:
     Authorized - 25,000,000 shares
      issued   833,500 shares in 2001
      and 546,500 shares in 2000                  8,335          5,465
   Preferred stock, no par value,
      authorized   2,000,000
      issued - none                                -              -
   Additional paid - in capital               1,877,651      1,553,521
Accumulated deficit                          (1,792,967)    (1,455,320)
Unrealized gains  on securities available
       for sale net of applicable deferred
       income taxes                              26,992          8,686
                                                120,011        112,352

                                            $ 1,585,357    $   923,952


                 See accompanying notes to financial statements.

                                       F-3


                       WYOMING OIL AND MINERALS, INC.

       Statements of Operations and Comprehensive Income (Loss)

                                  February 28,February 29,February 28,
                                     2001         2000        1999
Operating revenues:
   Oil and gas sales (Note 12)    $   357,031 $   353,233 $   131,682
   Gain (loss) on sale of oil and
       gas properties and equipment      -          9,013        -
   Other operating income               7,200       7,368      14,455


       Total operating revenues       364,231     369,614     146,137

Operating expenses:
   General and administrative         137,213      47,614      48,213
    Depreciation, depletion and
        amortization                   43,720       9,504      11,605
    Oil and gas production costs      435,860     158,415     175,438
    Exploration costs                   8,864      18,566        -

         Total operating expenses     625,657     234,099     235,256


         Operating income (loss)     (261,426)    135,515     (89,119)

Other income (expense):
   Gain on sale of marketable
          securities                     -          1,000        -
    Interest income                       277         216           4
    Interest expense                  (83,134)    (21,602)     (9,550)


     Other income (expense), net      (82,857)    (20,386)     (9,546)
                                                           (continued)








             See accompanying notes to financial statements.

                                  F-4


                     WYOMING OIL AND MINERALS, INC.

          Statements of Operations and Comprehensive Income (Loss)
                               (Continued)

                                     February 28,February 29,February 28,
                                         2001       2000        1999

Earnings (loss) before income taxes: $ (344,283) $ 115,129   $  (98,665)
   Income tax expense (Note 10):
       Current                            6,636     (6,636)        -

Net earnings (loss)                    (337,647)   108,493      (98,665)
    Other comprehensive income, net of tax:
      Unrealized gains on available for sale
        securities                       18,306      8,686         -

     Comprehensive income (loss)     $ (319,341) $ 117,179    $ (98,665)


Net earnings (loss) per
    common share (Note 15):
          Basic                      $     (.54) $     .49    $    (.57)
          Diluted                    $     (.54) $     .34    $    (.57)

Average shares outstanding - Basic      621,750    222,167      172,500

Average shares outstanding - Diluted    621,750    323,212      172,500
















              See accompanying notes to financial statements.

                                  F-5


                     WYOMING OIL AND MINERALS, INC.
                  Statements of Stockholders' Equity

                Common Stock   Additional
               $.01 Par Value    Paid-in Accumulated Unrealized
             Shares     Amount   Capital   Deficit     Gains    Total
Balance
@ 02/28/98 17,250,000 $172,500$1,023,525$(1,059,148)$  -      $  136,877

Net loss       -           -        -       (98,665)             (98,665)
Balance at
02/28/99   17,250,000  172,500 1,023,525 (1,157,813)   -          38,212

Sale of
shares      7,400,000   74,000      -          -       -          74,000

Reverse
stock split
of 1 for 100(24,403,500)(244,035) 244,035      -       -            -

Share issued
for properties300,000    3,000    297,000      -       -         300,000

Stock options
issued for loan
commitment fee   -        -        14,000      -       -          14,000

Unrealized gains
on marketable
equity securities,
net of tax       -        -          -         -      8,686        8,686

Net income       -        -          -      108,493    -         108,493

Distribution attributable to purchase of properties
from stockholder -        -         6,000  (406,000)   -        (400,000)

Reorganization
expenses         -        -       (31,039)     -       -         (31,039)

Balance at
02/29/00      546,500    5,465  1,553,521(1,455,320)  8,686      112,352

Sale of
shares        100,000    1,000    139,000      -       -         140,000

Stock options
issued        187,000    1,870    185,130      -       -         187,000

Net loss         -        -          -     (337,647)   -        (337,647)

Unrealized gains on marketable
equity securities,
net of tax       -        -          -         -     18,306       18,306

Balance at
02/28/0       833,500  $ 8,335 $1,877,651$(1,792,967)$26,992    $120,011

                See accompanying notes to financial statements.
                                  F-6

                        WYOMING OIL AND MINERALS, INC.
                           Statements of Cash Flows

                                      February 28,February 29,February 28,
                                        2001         2000         1999
Cash flows from operating activities:
   Cash received from customers       $ 441,705   $ 222,594   $ 155,991
   Cash paid to suppliers and employees(365,431)   (256,679)   (189,985)
    Income taxes paid                    (1,996)       -           -
    Interest received                       493        -              4
    Interest paid                       (56,650)    (19,242)    (10,237)

    Net cash provided by (used in)
        operating activities             18,121     (53,327)    (44,227)

Cash flows from investing activities:
     Purchase of oil and gas properties
        and equipment                  (355,901)   (431,500)       -
     Proceed from sale of
       marketable securities               -          1,000        -
     Note receivable on sale
       of properties                     13,333     (13,333)
     Distribution attributable to
       purchase of properties              -       (100,000)       -

     Net cash provided by (used in)
       investing activities            (342,568)   (543,833)       -

Cash flows from financing activities:
     Sale of common stock               327,000      74,000        -
     Proceeds from note payable            -        750,000      49,992
     Reorganization costs                  -        (18,062)       -
     Principal payments                 (57,712)   (150,750)     (1,247)
     Loan fee                              -         (7,000)       -

     Net cash provided by (used in)
       financing activities             269,288     648,188      48,745

Net increase (decrease) in cash and
     cash equivalents                   (55,159)     51,028       4,518

Cash and cash equivalents at
     beginning of year                   59,000       7,972       3,454

Cash and cash equivalents at
      end of year                     $   3,841    $ 59,000     $ 7,972
                                                            (continued)
               See accompanying notes to financial statements.
                                    F-7

                   WYOMING OIL AND MINERALS, INC.
                      Statements of Cash Flows
                            (Continued)
                                       February 28,February 29,February 28,
                                           2001       2000        1999
Reconciliation  of net income to net cash provided
by (used in) operating activities
Net earnings (loss)                    $(337,647)  $ 108,493   $  (98,665)
Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
   Depreciation, depletion
      and amortization                    43,720       9,504       11,605
   (Increase) decrease in accounts
      receivable                          59,068     (67,439)       6,234
   (Increase) decrease in income
      taxes receivable                    (1,996)       -            -
   (Increase) decrease in inventory        5,073     (57,235)       3,620
   (Increase) decrease in interest
      receivable                             216        (216)        -
    Increase (decrease) in accounts
      payable                            229,839     (45,418)      33,666
    Increase (decrease) in accrued
      expenses                            19,848       8,997         (687)
   Gain on sale of marketable securities    -         (1,000)         -
   Gain on sale of oil and gas properties
     and equipment                          -         (9,013)         -

Net cash provided by (used in)
operating activities                  $   18,121    $(53,327)     $(44,227)

Supplemental schedule of non cash investing and financing activities

For the year ended February 28, 2001, the fair value of available for sale securities increased $18,306.

For the year ended February 28, 2001, additions to properties of $461,771 are in accounts payable.

For the year ended February 29, 2000, the Company issued 300,000 shares of common stock as partial payment on the purchase of properties.

For the year ended February 29, 2000, properties were sold during the year in exchange for a note receivable of $13,333 and the payoff of a note payable of $38,224 and accrued interest of $4,689.

For the year ended February 29, 2000, the fair value of available for sale securities increased $8,686.

For the year ended February 28, 1999, the Company purchased properties with a cost of $46,971 in exchange for stock and a note payable.
            See accompanying notes to financial statements.
                                 F-8

                   WYOMING OIL AND MINERALS, INC.
                   Notes to Financial Statements
    February 28, 2001, February 29, 2000 and February 28, 1999

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

Marketable equity securities
Marketable equity securities are classified as available-for-sale securities and are carried at fair value at the balance sheet date with the unrealized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in stockholders' equity.

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

                 WYOMING OIL AND MINERALS, INC.
                 Notes to Financial Statements
  February 28, 2001, February 29, 2000 and February 28, 1999

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

Earnings (loss) per common share
The Company, in accordance with SFAS 128, Earnings Per Share, reports both basic and diluted earnings per share. Earnings per share - basic is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Earning per share - diluted reflects the potential dilutions, in periods in which they have a dilutive effect, if options to issue common stock were exercised or converted into common stock.

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

Stock-Based Compensation
In accordance with the provisions of SFAS 123, Accounting For
Stock-Based Compensation, the Company accounts for transactions based on the fair value of the goods or services.

Comprehensive Income
Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's only item of comprehensive income (loss) is unrealized gains on available for sale securities.

                   WYOMING OIL AND MINERALS, INC.
                    Notes to Financial Statements
   February 28, 2001, February 29, 2000 and February 28, 1999

2.   FOURTH QUARTER ADJUSTMENTS

For significant purchases of properties recorded in the fourth quarter of the year ended February 28, 2001 see Note 5.

For significant purchases of properties during the fourth quarter of the year ended February 29, 2000 see Note 5. For significant financing transactions see Note 8.

3.   MARKETABLE EQUITY SECURITIES

Marketable equity securities are summarized as follows:
                                              2001       2000
    Available for sale securities, at cost  $41,077    $41,077
    Less permanent impairments               35,227     35,227
    Amortized costs                         $ 5,850    $ 5,850

Proceeds and gross realized gains and losses from the sale of securities classified as available for sale for the years ended February 28, 2001 and February 29, 2000 were as follows:
                                              2001       2000
    Gross proceeds                          $   -      $ 1,000
    Gross realized gains                    $   -      $ 1,000
    Gross realized losses                   $   -      $   -

The amortized cost and estimated fair values of marketable securities are as follows:
                                   Gross      Gross
                       Amortized Unrealized Unrealized  Fair
                          Cost      Gains     Losses    Value
February 28, 2001:
     available for sale
     securities        $  5,850  $  26,992  $   -     $ 32,842

February 29, 2000:
     available for sale
     securities        $  5,850  $   8,686  $   -     $ 14,536

4.   NOTES RECEIVABLE

A note receivable of $13,333 from a related party (Manx Oil
Corporation) was incurred on the sale of properties on January 1, 2000. The note was payable over five years, however, the Company received full payment on May 15, 2000.

                  WYOMING OIL AND MINERALS, INC.
                   Notes to Financial Statements
   February 28, 2001, February 29, 2000 and February 28, 1999

5.   OIL AND GAS PROPERTIES

During fiscal 2001, the Company expended an additional $588,038 on the leases in Carbon County Wyoming and Moffat County, Colorado purchased in fiscal 2000.

During fiscal 2001 the Company expended $154,634 for major betterment workovers on the following properties (the expenditures were to a related party):

           Waugh Dome             $ 56,599
           Midway                   65,241
           Wade Hill Unit           18,915
           True                      7,452
           Caperton                  6,427

During fiscal 2001 the Company purchased an additional 60% working interest in producing leases located in Natrona County, Wyoming for $75,000 ($50,000 was to related parties).

During the fourth quarter ended February 29, 2000, the Company purchased the following properties:

   a) A 100% working interest in producing leases located in Natrona County, Wyoming for $100,000.

   b) A 100% working interest in producing leases located in Johnson County and Natrona County, Wyoming for $185,241

   c) A 25% working interest in proved and unproved leases in Carbon County, Wyoming and Moffat County, Colorado for $147,654 from the major stockholders of the Company. Effective April 24, 2000 an amendment to an exploration agreement between the other owners of the leases reduced the Company's working interest to 16.67% in the unproved leases and proved leases.

During the fourth quarter ended February 29, 2000, the Company sold its interest in producing leases in Hot Springs County, Wyoming in exchange for a note payable on the leases of $38,224 and recorded a gain of $1,013. The Company also sold its interest in another producing lease in Hot Springs County, Wyoming in exchange for a note receivable of $13,333 and a recorded gain of $8,000.

                      WYOMING OIL AND MINERALS, INC.
                      Notes to Financial Statements
      February 28, 2001, February 29, 2000 and February 28, 1999

6.   NOTES PAYABLE

The Company had outstanding notes payable as follows:

Other                                       2001           2000

Note to individual (related party)
due on demand, interest at 1% over
the prime rate (9.25% at February 28, 2001)
secured by a producing well.               $ 3,750       $ 3,750

Other information regarding short-term notes payable is as follows:

                                      2001       2000       1999

Average aggregate short-term
 borrowings                          $3,750    $54,117    $54,500

Maximum aggregate short-term borrowings
 at any month-end                    $3,750     $54,492   $54,492

Weighted average interest rate        9.75%      8.38%      8.60%

The weighted average interest rate was computed by dividing interest expense by the weighted average of such borrowings outstanding.

7. LONG-TERM DEBT

The Company had long-term debt as follows:
                                                    2001     2000
Note payable to bank, due in quarterly payments of
 $38,000 including interest at .75% above Wall
 Street Journal prime (9.25% at February 28, 2001),
 maturity date March 18, 2005, secured by preferred
 stock of a third party.                          $642,288  $700,000

Less current portion                               (93,425)  (57,370)

                                                  $548,863  $642,630

                        WYOMING OIL AND MINERALS, INC.
                        Notes to Financial Statements
         February 28, 2001, February 29, 2000 and February 28, 1999

7. LONG-TERM DEBT (Continued)

Estimated maturities on long-term debt for the next five years are as follows:

        2002           $     93,425
        2003                102,754
        2004                113,015
        2005                124,204
        2006                208,890
                       $    642,288

8.   STOCKHOLDERS' EQUITY

a). Stock Purchases and Restructuring Agreement - Under an agreement dated October 29, 1999, the Company issued
     7,400,000 shares of common stock at $.01 per share to a purchaser. The purchaser also agreed to infuse new funds sufficient to pay related party accounts and notes payable of approximately $160,000. The agreement also effectuated a 1 for 100 shares reverse stock split and authorized
     2,000,000 shares of "blank check" preferred stock, both of which matters were approved at the shareholders' meeting held on February 2, 2000, and effectuated shortly thereafter.
     The purchaser also agreed to assist the Company in effectuating one or more financings of not less than $1,000,000 and up to $2,000,000 by way of sale of stock through private placement, registered offering or oversees offering, or by bank financing or otherwise. As compensation for purchaser's effectuating such financing the contract provides the the purchaser will receive options to purchase 700,000 shares of common stock at an exercise price of $1.00 per share (post reverse split), 350,000 of which shall have an exercise period of two years and 350,000 of which shall have an exercise period of three years. As of the date of this report, 300,000 of such options have been issued to the purchaser. For financial statement purposes the above compensation was valued at the pre reverse split market price per share of $.02 or $14,000.

b). Employee Benefit Plan - The Company had adopted the "Wyoming Oil & Minerals, Inc. Y2K Employee Benefit Plan". The Plan provides for a maximum of 200,000 shares of the Company's common stock available to be optioned pursuant to non-qualified stock options and 50,000 shares available to be issued directly (Grants). Eligible persons are any consultant, non-employee director, or officer or director who is an employee of the company. No options shall be granted or grants made under the Plan after ten years from the date of adoption of the Plan. Options granted under the Plan shall be exercised immediately or in accordance with a vesting schedule. The price and other terms of each option are determined by the administrator at the time the option is granted or the grant of direct shares is made. The Plan is effective March 7, 2000. Since the adoption of the Plan, no options have been granted or grants of direct sharesmade.

                   WYOMING OIL AND MINERALS, INC.
                   Notes to Financial Statements
    February 28, 2001, February 29, 2000 and February 28, 1999

8.   STOCKHOLDERS' EQUITY (Continued)

c).  Preferred Stock   Pursuant to an amendment to the Company's
charter documents which was approved at the shareholder's meeting held on February 2, 2000, the Company is authorized to issue 2,000,000 shares of "blank check" preferred stock, no par value. The preferred shares shall have such other designations, preferences, and such relative, participating, optional or other special rights as may be fined by the Company's Board of Directors.

No dividends have ever been declared or paid.


9.   STOCK OPTIONS

The Company issued options to the major shareholder during the prior year for acquisition of properties and/or obtaining financing for the Company. The changes in the outstanding stock options during the year ended February 28, 2001 and February 29, 2000 are summarized as follows (there were no options transactions during the year ended February 28, 1999):

                   For the Year Ended February 28, 2001
                   Three Year Options  Two Year Options
                             Wt. Avg.           Wt. Avg.
                   Shares     Ex. Pr.  Shares    Ex. Pr.

Beginning of year  300,000   $  2.00     -      $   -
Granted            350,000      1.00   50,000      1.00
Exercised         (142,000)     1.00  (45,000)     1.00
Expired               -          -       -          -
End of year        508,000   $  1.60    5,000   $  1.00

                   For the Year Ended February 29, 2000
                   Three Year Options
                              Wt. Avg.
                   Shares      Ex. Pr.

Beginning of year     -      $   -
Granted            600,000      1.50
Exercised         (300,000)     1.00
Expired               -          -
End of year        300,000   $  2.00

                     WYOMING OIL AND MINERALS, INC.
                      Notes to Financial Statements
    February 28, 2001, February 29, 2000 and February 28, 1999

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

Income tax expense for the years ended February 28, 2001 and February 29, 2000 and February 28, 1999 consists of the following:
                                   2001       2000        1999
Current federal income tax
 expense (refund)                $  (6,636) $  6,636   $    -
Income tax expense is reconciled
 to Federal statutory rates as
 follows:
Federal tax expense at statutory
 rates    $        -             $    -     $ 27,394   $    -
Net operating loss carryforward       -       (6,461)       -
Intangible drilling costs             -      (14,297)       -
Income tax expense charged to
   operations                    $    -     $  6,636   $    -

                                    2001       2000        1999
The tax effects of temporary
 differences that give rise to
 significant portions of deferred
 tax assets and liabilities
 consist of the following:
Non-recognized gain on marketable
  securities                     $   5,284  $   5,284  $  6,428
Intangible drilling costs          (54,881)    (6,928)     (544)
Tax loss carryforwards             157,392     59,323    71,950
Net deferred tax assets
 (liabilities)                     107,795     57,679    77,834
Valuation allowance               (107,795)   (57,679)  (77,834)
Net deferred tax assets
 (liabilities)                   $    -     $    -     $   -

At February 29, 2001, the Company had net operating loss carryforwards available of $28,249 per year as limited by IRS Code Sec. 382 which will expire beginning February 28, 2002 through 2014 and a current net operating loss available to carry forward of $648,600 which will expire February 28, 2016.

The Company also has long-term capital loss carryover of $85,940.
                                F-16

                 WYOMING OIL AND MINERALS, INC.
                 Notes to Financial Statements
February 28, 2001, February 29, 2000 and February 28, 1999

11. RELATED PARTY TRANSACTIONS
The Company is related to the following companies by common ownership and/or management:

    Manx Oil Corporation
    Manewal-Bradley Oil Company, Inc.
    Zephyr Exploration
    Econoservice, Inc.

Lease operating expenses and major betterment workovers paid to Manx Oil Corporation were $483,329 and to Manewal-Bradley Oil Company, Inc. were $3,355 for the year ended February 28, 2001. Oil and gas revenue received from Manx Oil Corporation was $177,428. The Company owed Manx Oil Corporation $200,080 at February 28, 2001 and $39,712 at February 29, 2000. Manx Oil Corporation owed the Company $11,522 at February 28, 2001 and $46,624 at February 29, 2000. See Note 4 also.The Company also borrowed and repaid a note for $50,000 from a relative of a stockholder and officer in February, 2000. Also, at February 28, 2001, the Company owed Manx Oil Corporation $25,000 and Jack Bradley, the President of the Company $25,000 for the purchase of additional interest in properties (See Note 5). The Company also incurred $15,356 in interest expense to Manx Oil Corporation and still owes the same amount to Manx at February 28, 2001.

12. MAJOR PURCHASERS AND CONCENTRATION OF RISK
Substantially all of the Company's accounts receivable at February 28, 2001 and February 29, 2000 result from oil and gas sales to other companies in the oil and gas industry or joint industry billings to other interest holders. This concentration of customers may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry - wide changes in economic or other conditions. Such receivables are generally not collateralized. One single joint interest receivable comprises 66% of total noncurrent accounts receivable at February 28, 2001.

The following customers each contributed 10% or more of the
revenues produced from oil and gas sales for the years ending
February 28, 2001 and February 29, 2000 and February 28, 1999
as follows:
                    2001        2000         1999
Eighty-Eight Oil  $ 260,965  $ 198,270    $ 113,154
Amoco             $    -     $    -       $  13,351
Equiva            $    -     $  51,291    $    -
Teppco            $    -     $  34,505    $    -

13.  COMMITMENTS
The Company is subject to extensive federal, state and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes it is in compliance with existing laws and regulations.
                               F-17

                  WYOMING OIL AND MINERALS, INC.
                  Notes to Financial Statements
  February 28, 2001, February 29, 2000 and February 28, 1999


14. IMPAIRMENT OF LONG-LIVED ASSETS
In accordance with the provisions of SFAS 121, Accounting For The Impairment Of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. SFAS 121 requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. There were no impairments required for the fiscal years ended February 29, 2001, February 29, 2000 and February 28, 1999.

15. EARNINGS PER SHARE

                        For the Year Ended February 28, 2001
                        Income        Shares       Per Share
                     (Numerator)  (Denominator)      Amount
Basic EPS:
Income (loss) available to
  common
  stockholders       $ (337,647)     621,750      $   (.54)

Effect of Dilutive Securities:
    Common stock
    options          $                  -

Diluted EPS:
    Income (loss) available to common
      shareholders   $ (337,647)      621,750     $   (.54)

                         For the Year Ended February 29, 2000
                         Income         Shares      Per Share
                       (Numerator)   (Denominator)    Amount
Basic EPS:
  Income available to
     common
     stockholders    $  108,493        222,167     $   .49

Effect of Dilutive Securities:
  Common stock
  options            $                 101,045

 Diluted EPS:
   Income available to common
     shareholders    $  108,493        323,212     $   .34

                                   F-18

                     WYOMING OIL AND MINERALS, INC.
                     Notes to Financial Statements
       February 28, 2001, February 29, 2000 and February 28, 1999


16. GOING CONCERN
As shown in the accompanying financial statements although total assets exceed total liabilities by $120,011, however, the Company's current liabilities exceeded its current assets by $771,633. This factor indicates there could be substantial doubt about Wyoming Oil & Minerals, Inc's. ability to continue as a going concern for a reasonable period of time. Management has developed a plan that is intended to mitigate the effect of such conditions. The plan includes either obtaining additional financing by way of sale of stock through private placement or registered offering or the sale of the interests in the properties in Carbon County, Wyoming and Moffatt County, Colorado or other leases sufficient to pay all or most of the accounts payable.

17. SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited)
Capitalized Costs

Capitalized costs relating to the Company's oil and gas producing activities as of February 28, 2001, and February 29, 2000 and
February 28, 1999 are as follows:

                                2001       2000      1999
Proved properties            $1,543,307  $725,103  $435,342
Unproved properties              90,347    90,880      -

                             $1,633,654  $815,983  $435,342

Support equipment            $      570  $    570  $    570

Accumulated depreciation
  and depletion              $  235,829  $200,264  $197,850

Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures, are summarized as follows for the years ended February 28, 2001, and February 29, 2000 and February 28, 1999 all in the United States):

                                2001      2000       1999
Property acquisition costs:
Proved properties            $ 75,000   $241,959   $   -
Unproved properties          $   -      $ 90,880   $   -
Exploration costs            $  8,864   $ 18,566   $   -
Development costs            $742,672   $ 47,802   $   -



                                F-19

                     WYOMING OIL AND MINERALS, INC.
                      Notes to Financial Statements
     February 28, 2001, February 29, 2000 and February 28, 1999

17.SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited) (Continued)

   Results of operations for oil and gas producing activities

The results of operations for oil and gas producing activities, excluding capital expenditures and corporate overhead and interest costs, are as follows for the years ended February 28, 2001, and February 29, 2000 and February 28, 1999 (all in the United States):

                                   2001    2000      1999
    Revenues                    $ 357,031 $353,233 $131,682
    Production costs              435,860  158,415  175,438
    Exploration costs               8,864   18,566     -
    Depreciation and depletion     35,565    6,915   11,605

                                $(123,258)$169,337 $(55,361)

Oil and Gas Reserve Quantities

In accordance with FASB Statement No. 69 "Disclosure About Oil and Gas Activities," the Company presents estimates of oil and gas reserves in order to assist the reader in making an evaluation of the Company's reserves. Inherent in the reserve evaluation process are numerous risks associated with attempting to quantify unknown volumes and unknown costs. The reader is reminded therefore that the following information is not presented as actual, but rather as estimates of future expectations. The following reserve information was based on year end prices. The reader is reminded that oil and gas prices have fluctuated since year end and management foresees further fluctuation, both up and down.

The estimates of proved reserves and related valuations were determined mostly by management and some by independent petroleum engineers. Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development and other factors.

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

Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United
States, for the years ended February 28, 2001, and February 29,
2000 and February 28, 1999:

                              F-20
                  WYOMING OIL AND MINERALS, INC.
                  Notes to Financial Statements
February 28, 2001, February 29, 2000 and February 28, 1999

17.Supplementary Oil and Gas Information (Unaudited) (Continued)
   Oil and Gas Reserve Quantities (Continued)
                         2001            2000            1999
                      Oil    Gas      Oil    Gas      Oil    Gas
                    (bbls.) (mcf)   (bbls.) (mcf)   (bbls.) (mcf)
Proved reserves:
  Beginning
  of year           187,457 73,884  117,443  77,549 127,080 80,867
  Revisions of previous
     estimates        2,851    155    5,543      71     593     17
  Purchase of minerals
      in place       14,422   -      90,437    -       -      -
  Production        (13,246)  (700) (13,561  (3,736)(10,230)(3,335)
  Sales of minerals
      in place         -      -     (12,405)   -       -      -
End of year         191,484 73,339  187,457  73,884 117,443 77,549
Proved developed reserves:
Beginning of year   187,457 73,884  117,443  77,549 127,080 80,867
  End of year       191,484 73,339  187,457  73,884 117,443 77,549

Note - The Company believes it has proved developed nonproducing reserves associated with seven wells drilled and shut in in the Skyline project with Phillips Petroleum. However, no reliable estimates are available or could not be obtained. Therefore, such reserves are not included in the above reserve.

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

The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves or their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.
                                F-21

                 WYOMING OIL AND MINERALS, INC.
                 Notes to Financial Statements
  February 28, 2001, February 29, 2000 and February 28, 1999

17. Supplementary Oil and Gas Information (Unaudited) (Continued)
Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves (Continued)

Presented below are the standardized measure of discounted future net cash flows and changes therein relating to proved reserves as of and for the years ended February 28, 2001, and February 29, 2000 and February 28, 1999.

                           2001      2000       1999
Future cash inflows    $5,471,652 $5,282,240 $1,411,362
Future production and
  development costs    (2,254,109)  (761,345)  (808,058)
Future income tax
  expenses               (573,115)(1,133,245)      -
Future net cash flow    2,644,428  3,387,650    603,304

10% annual discount for
  estimated timing of
  cash flows             (977,594)  (816,470)   (52,966)

Standard measure of discounted
  future net cash flows$1,666,834 $2,571,180 $  550,338

The following are the principal sources of changes in the
standardized measure of discounted future net cash flows:
                           2001       2000       1999
Sales and transfers of oil and gas
  produced, net of
  production costs     $ (145,090) $ (191,818)$  43,756
Net changes in prices      69,545   1,659,105  (531,394)

Revisions of previous quantities
  estimates               100,354     (39,511)   (3,404)
Net change in purchases and sales
  of minerals in place       -      2,117,008      -
Accretion of discount     257,118      55,034    61,732
Net changes in income
  taxes                   560,130  (1,133,245)  164,009
Other - mainly change in
  production costs     (1,746,403)   (445,731)  198,324

Net increase (decrease)  (904,346)  2,020,842   (66,977)

Estimated standardized measures:
  Beginning of year     2,571,180     550,338   617,315

End of year            $1,666,834  $2,571,180 $ 550,338

                               F-22