Form 10-Q
period 2001-05-31
WYOMING OIL & MINERALS INC
filed 2001-07-17
CIK 108729

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

                           FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



     For Quarter Ended May 31, 2001  Commission File #0-7919

                 Wyoming Oil and Minerals, Inc.
            (Exact name as specified in its Charter)



               Wyoming                     83-0217330
     (State or other jurisdiction of     (I.R.S. EMPLOYER
      incorporation or organization)   IDENTIFICATION NUMBER)



        330 S. Center, Suite 419, Casper, Wyoming 82601
            (Address of Principal Executive Offices)


 Registrant's Telephone Number, Including Area Code:(307 234-9638)


     Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES     X      NO


     As of May 31, 2001, there were 833,500 shares of $0.01 par value common stock issued and outstanding.



                 WYOMING OIL AND MINERALS, INC.

                       TABLE OF CONTENTS

                          MAY 31, 2001


PART I - FINANCIAL STATEMENTS

     Unaudited Balance Sheets
          May 31, 2001 and February 28, 2001           1

     Unaudited Condensed Statements of Operations
          Three  Months Ended May 31, 2001 and 2000    2

     Unaudited Condensed Statements of Cash Flows
          Three Months Ended May 31, 2001 and 2000     3

     Unaudited Notes to Financial Statements           4

     Management's Discussion and Analysis of Financial
          Condition and Results of
          Operations                                   5


PART II - OTHER INFORMATION                            6



















                 WYOMING OIL AND MINERALS, INC.
                    UNAUDITED BALANCE SHEETS

     ASSETS                          May 31,   Feb 28,
                                      2001      2001
Current assets:
     Cash                          $   5,975 $   3,841
     Accounts receivable              30,163    20,144
     Marketable equity securities,
       at market value (Note 4)       56,750    32,842
     Inventory                        71,954    86,027
     Income tax receivable             1,996     1,996

          Total current assets:      166,838   144,850

Property and equipment, at cost less
     accumulated depreciation and depletion:
          241,215 =February 28, 2001
          250,986 =May 31, 2001    1,390,357 1,400,127

Accounts receivable - non current     27,440    28,186
Financing fees, net of accumulated
  amortization                        10,383    12,133
Other assets                              61        61
                                      37,884    40,380

                                  $1,595,079$1,585,357

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	 Notes payable, current
		portion (Note 3)    $111,789  $ 97,175
     Accounts payable and
		accrued expenses     864,426   819,308
     Note Payable                     38,000
          Total current
		liabilities:       1,014,215   916,483

Long term debt (Note 3)              517,289   548,863

Stockholders' equity:
     Capital stock, common, $.01 par-value
     Authorized: 25,000,000 shares
     Issued: 833,500 shares as of  February 28, 2001
          and  May 31, 2001           8,335      8,335
     Additional paid-in capital   1,877,651  1,877,651
     Accumulated deficit         (1,873,311)(1,792,967)
     Unrealized gains on securities available for sale
     net of applicable deferred
	income taxes                 50,900     26,992
                                     63,575    120,011
                                 $1,595,079 $1,585,357

  The notes to financial statements are an integral part of
these statements.
                                1


                 WYOMING OIL AND MINERALS, INC.
          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                        Three Months Ended
                                        May 31,   May 31,
                                          2001     2000
Operating revenues:
     Oil and gas sales                 $ 77,635  $118,027
     Other operating income               1,800     1,800

          Total operating revenues       79,435   119,827

Operating expenses:
     General and administrative          26,520    36,548
     Production expenses                111,992   104,698

          Total operating expenses      138,512   141,246

          Operating income (loss)       (59,077)  (21,419)

Other income (expense):
     Interest income                                  277
     Interest expense                   (21,267)  (16,971)

          Other income (expense) net    (21,267)  (16,694)

Earnings (loss) before income taxes:    (80,344)  (38,113)
Income tax expense

Net earnings (loss)                     (80,344)  (38,113)
     Other comprehensive income, net of tax:
       Unrealized gains on available
		for sale securities      23,908     1.390

     Comprehensive income (loss)       ($56,436) $(36,723)

Net earnings (loss) per common share:
          Basic                          ($0.07)   ($0.07)

          Diluted                        ($0.07)   ($0.07)

Average shares outstanding - Basic      833,500   546,500

Average shares outstanding - Diluted    833,500   546,500


The notes to financial statements are an integral part of these statements.

                 WYOMING OIL AND MINERALS, INC.
          UNAUDITED CONDENSED STATEMENT OF CASH FLOWS


                                        Three Months Ended
                                        May 31,     May 31,
                                          2001       2000

Cash flow from operating activities:
     Cash received from customers       $ 82,435   $171,698
     Cash paid to suppliers and employees(80,299)  (101,917)
     Interest received                                  493
     Interest paid                       (21,042)   (18,872)

Net cash (used in) provided by
	operating activities             (18,906)    51,402

Cash flows from investing activities:
     Purchase of oil and gas properties
	 and equipment                              (87,779)
     Collection on note receivable
	 sale of property                            13,333

Net cash provided by (used in) investing
	 activities                                 (74,446)

Cash flows from financing activities:
     Principal payments on long term debt(16,960)   (19,226)
     Short term borrowings                38,000

Net cash provided by (used in)
	financing activities             (21,040)   (19,226)

Net increase (decrease) in cash and
     cash equivalents                      2,134    (42,270)

Cash and cash equivalents at beginning
     of period                             3,841     59,000

Cash and cash equivalents at end
     of period                            $5,975    $16,730

                 WYOMING OIL AND MINERALS, INC.
            UNAUDITED NOTES TO FINANCIAL STATEMENTS

1.  Significant accounting policies

     Refer to the Company's annual financial statements for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those financial statements for additional details of the Company's financial condition, results of operations, and changes in cash flows.
The details of those notes have not changed, except as a result of normal transactions in the interim, or as disclosed within this report.
     In the opinion of Management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of May 31, 2001 and 2000, and the results of operations for the three month periods then ended. The results of operations for the three month periods ended
May 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.  Notes payable

     As of May 31, 2001, the Company had outstanding notes payable of $667,078. The interest rates on these loans is 1/4% to 1% over the prime rate. A loan having a balance of $3,750 is secured by a producing oil well. A note payable to a bank in the amount of $625,328 is secured by preferred stock of a third party. The Company borrowed $38,000 on a short term basis on March 30, 2001. The note is unsecured.

3.  Marketable Securities

     Marketable securities are carried at the lower of cost or market at the balance sheet date. That determination is made by aggregating all current marketable equity securities. Marketable equity securities in current assets had a basis at May 31, 2001 of $41,077 less $35,227 permanent impairments plus unrealized gains of $50,900 pertaining to the current portfolio.

4.  Going Concern

     The Company is continuing its plan to mitigate the effects of the going concern factors disclosed in the annual financial statements.

5.  Commitments

     The Company is committed to an eight well pilot program with Phillips Petroleum. The Company holds a 16.67% interest. The Company owes $504,597 at May 31, 2001 and is attempting to sell its interest in the properties as part of the plan mentioned in Note 4.

                 WYOMING OIL AND MINERALS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following is Management's discussion and analysis of material changes in financial condition and results of operations since the end of the most recent fiscal year.

     Cash increased $2,134 for the three month period ended
May 31, 2001. This was due to short term borrowings of $38,000 less principal payments on long term debt of $16,960 and cash used in operating activities of $18,906.

     Crude oil and natural gas sales for the three months ended May 31, 2001 were $40,392 less than for the corresponding period of the prior year. This decrease is the result of a decrease in the volume of production due to workovers and breakdowns on some of the major wells.

     General and administrative expenses were $10,028 less during the current three month period as compared to the corresponding period. This decrease is mainly the result of approximately $3,000 less legal fees regarding filing of Form10K and a decrease in shareholder expenses of $3,500.

     Production expenses were approximately $7,000 higher during the 2001 period as compared to the 2000 period.
Extensive workover of most of the producing wells has continued for both periods.

     Interest expense is comparable to the prior period based on the reduction in the principal balance of the note.

                  WYOMING OIL AND MINERALS, INC.


                   PART II - OTHER INFORMATION

Item 9 - Exhibits and Reports on Form 8-K


     (a)  No Exhibit 27
     (b)  None

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         WYOMING OIL AND MINERALS, INC.

                         (Registrant)



 Dated: July 17, 2001


                         /s/ Jack C. Bradley, Jr.

                         Jack C. Bradley, Jr.
                         President