Form 10-Q
period 2001-08-31
WYOMING OIL & MINERALS INC
filed 2001-10-15
CIK 108729

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

                           FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934



 For Quarter Ended August 31, 2001 Commission File #0-7919

            Wyoming Oil and Minerals, Inc.
      (Exact name as specified in its Charter)



       Wyoming                         83-0217330
 (State or other jurisdiction of   (I.R.S. EMPLOYER
  incorporation or organization)  IDENTIFICATION NUMBER)



      330 S. Center, Suite 419, Casper, Wyoming 82601
         (Address of Principal Executive Offices)


 Registrant's Telephone Number, Including Area Code:
                                  (307)234-9638


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES     X      NO


     As of August 31, 2001, there were 833,500 shares of $0.01 par value common stock issued and outstanding.



                 WYOMING OIL AND MINERALS, INC.

                       TABLE OF CONTENTS

                        August 31, 2001


PART I - FINANCIAL STATEMENTS

  Unaudited Balance Sheets
   August 31, 2001 and February 28, 2001             1

  Unaudited Condensed Statements of Operations
   Three and Six Months Ended August 31, 2001
    and 2000                                       2,3

  Unaudited Condensed Statements of Cash Flows
   Six Months Ended August 31, 2001 and 2000         4

  Unaudited Notes to Financial Statements            5

  Management's Discussion and Analysis of
   the Unaudited Condensed Statements of
   Operations                                        6


PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K           7

















                 WYOMING OIL AND MINERALS, INC.
                    UNAUDITED BALANCE SHEETS

     ASSETS                             August 31,     Feb 28,
                                           2001          2001
Current assets:
     Cash                               $   4,729    $   3,841
     Accounts receivable                   20,512       20,144
     Marketable equity securities,
       at market value (Note 4)           220,930       32,842
     Inventory                             41,925       86,027
     Income tax receivable                  1,996        1,996

          Total current assets:           290,092      144,850

Property and equipment, at cost less
     accumulated depreciation and depletion:
          241,215 =February 28, 2001
          157,824 =August 31, 2001        499,611    1,400,127

Accounts receivable - non current          10,553       28,186
Financing fees, net of accumulated
 amortization                               8,633       12,133
Other assets                                   61           61
                                           19,247       40,380

                                      $   808,950   $1,585,357


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable, current
        portion (Note 3)                 $117,747     $ 97,175
     Accounts payable and accrued
        expenses                          168,289      819,308
     Note Payable                          38,000
          Total current liabilities:      324,036      916,483

Long term debt (Note 3)                   488,156      548,863

Stockholders' equity:
     Capital stock, common, $.01 par-value
     Authorized: 25,000,000 shares
     Issued: 833,500 shares as ofFebruary 28, 2001
          and August 31, 2001               8,335        8,335
     Additional paid-in capital         1,877,651    1,877,651
     Accumulated deficit               (1,924,308)  (1,792,967)
     Unrealized gains on securities available for sale
     net of applicable deferred
          income taxes                     35,080       26,992
                                          ( 3,242)     120,011
                                     $    808,950   $1,585,357

  The notes to financial statements are an integral
  part of these statements.
                                1


                 WYOMING OIL AND MINERALS, INC.
          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                          Three Months Ended
                                        August 31,     August 31,
                                          2001            2000
Operating revenues:
     Oil and gas sales                   $ 39,169       $131,625
     Other operating income                   300          1,800

          Total operating revenues         39,469        133,425

Operating expenses:
     General and administrative            15,479         35,591
     Production expenses                   52,945        141,879

          Total operating expenses         68,424        177,470

          Operating income (loss)         (28,955)       (44,045)

Other income (expense):
     Interest income                        --              --
     Interest expense                     (17,679)       (18,016)
     Gain/(Loss) - Sale of assets        (  4,363)
          Other income (expense) net      (22,042)       (18,016)

Earnings (loss) before income taxes:      (50,997)       (62,061)
Income tax expense                                         4,640

Net earnings (loss)                       (50,997)       (57,421)
     Other comprehensive income, net of tax:
          Unrealized gains/(losses) on available
          for sale securities             (15,820)         3,324

     Comprehensive income (loss)        ($ 66,817)    $  (54,097)

Net earnings (loss) per common share:
          Basic                            ($0.06)        ($0.10)

          Diluted                          ($0.06)        ($0.08)

Average shares outstanding - Basic        833,500        553,500

Average shares outstanding - Diluted      833,500        690,265


The notes to financial statements are an integral part of these statements.

                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                             Six Months Ended
                                        August 31,     August 31,
                                          2001            2000
Operating revenues:
     Oil and gas sales                   $116,804       $249,652
     Other operating income                 2,100          3,600

          Total operating revenues        118,904        253,252

Operating expenses:
     General and administrative            41,999         72,139
     Production expenses                  164,937        246,577

          Total operating expenses        206,936        318,716

          Operating income (loss)         (88,032)       (65,464)

Other income (expense):
     Interest income                         --              277
     Interest expense                     (38,946)       (34,987)
     Gain/(Loss) - Sale of assets         ( 4,363)
          Other income (expense) net      (43,309)       (34,710)

Earnings (loss) before income taxes:     (131,341)      (100,174)
Income tax expense                                         4,640

Net earnings (loss)                      (131,341)       (95,534)
     Other comprehensive income, net of tax:
          Unrealized gains/(losses) on available
          for sale securities               8,088          4,714

     Comprehensive income (loss)        ($123,253)    $  (90,820)

Net earnings (loss) per common share:
          Basic                            ($0.16)        ($0.17)

          Diluted                          ($0.16)        ($0.13)
Average shares outstanding - Basic        833,500        550,000

Average shares outstanding - Diluted      833,500        677,438


The notes to financial statements are an integral part of these statements.

                 WYOMING OIL AND MINERALS, INC.
          UNAUDITED CONDENSED STATEMENT OF CASH FLOWS


                                            Six Months Ended
                                        August 31,     August 31,
                                            2001         2000

Cash flow from operating activities:
     Cash received from customers         $180,271      $302,564
     Cash paid to suppliers and employees (189,094)     (168,857)
     Interest received                                       277
     Interest paid                         (39,365)      (34,942)

Net cash (used in) provided by operating
 activities                                (48,188)       99,042

Cash flows from investing activities:
     Purchase of oil and gas properties
     and equipment                            --        (164,206)
     Collection on note receivable sale
     of property                                          13,333
     Sale of oil and gas properties         51,211

Net cash provided by (used in) investing
     activities                             51,211      (150,873)

Cash flows from financing activities:
     Principal payments on long
     term debt                             (40,135)      (76,324)
     Short term borrowings                  38,000          --
     Common Stock issued                                  87,000

Net cash provided by (used in)
     financing activities                 (  2,135)       10,676

Net increase (decrease) in cash and
     cash equivalents                          888       (41,155)

Cash and cash equivalents at beginning
     of period                               3,841        59,000

Cash and cash equivalents at end
     of period                              $4,729       $17,845









The notes to financial statements are an integral part of these statements.

                 WYOMING OIL AND MINERALS, INC.
            UNAUDITED NOTES TO FINANCIAL STATEMENTS

1.  Significant accounting policies

     Refer to the Company's annual financial statements for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those financial statements for additional details of the Company's financial condition, results of operations, and changes in cash flows. The details of those notes have not changed, except as a result of normal transactions in the interim, or as disclosed within this report. In the opinion of Management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of August 31, 2001 and 2000, and the results of operations for the six month periods then ended. The results of operations for the six month periods ended August 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.  Notes payable

     As of August 31, 2001, the Company had
outstanding notes payable of $643,903. The interest rates on these loans is 1/4% to 1.5% over the prime rate.
A loan having a balance of $3,750 is secured by a producing oil well. A note payable to a bank in the amount of $602,153 is secured by preferred stock of a third party. The Company borrowed $38,000 on a short term basis on March 30, 2001.
The note is unsecured.

3.  Marketable Securities

     Marketable securities are carried at the lower of cost or market at the balance sheet date. That determination is made by aggregating all current marketable equity securities. Marketable equity securities in current assets had a basis at August 31, 2001 of $221,077 less $35,227 permanent impairments plus unrealized gains of $35,080 pertaining to the current portfolio.

4.  Going Concern

     The Company is continuing its plan to mitigate the effects of the going concern factors disclosed in the annual financial statements.

                 WYOMING OIL AND MINERALS, INC.
            UNAUDITED NOTES TO FINANCIAL STATEMENTS

5.  Sale of Properties

     During the quarter ended August 31, 2001, the company sold several of its oil and gas properties in three separate transactions. On June 1, 2001 the Company disposed of its properties known as the Flattop unit in exchange for the plugging liability associated with these properties and offset of receivables associated with these properties.
No cash was received in this transaction. A loss of $27,571 was recognized.

    On June 1, 2001, the Company disposed of several properties in exchange for $230,000 in operating liabilities that were owed to a related party (Manx Oil Corporation). Sales price was determined by comparable sales. No cash was received in this transaction. A gain of $88,918 was recognized.

     On June 1, 2001 an asset purchase agreement was executed for the sale of the Company's Skyline Project which was an eight well pilot program with Phillips
Petroleum. On July 18, 2001 the transaction was completed under the following terms:

     The Company, in exchange for its entire interest in this property recovered the following compensation from an unrelated buyer:

   1. Cash in the amount of $51,211 which is net of $30,000 paid directly to a selling broker.

   2. Assumption by the buyer of $518,789 in operating liabilities owed to Phillips Petroleum on the Skyline Properties.

   3.   400,000 shares of common stock in At Home
        Holdings, Inc., a publicly traded company on the OTC Market. Value of these shares on July 18, 2001 was $0.45 per share for a value of $180,000.

     A loss of $65,710 was recognized.

     Sale of these properties is part of the
Company's plan mentioned in Note 4.

                 WYOMING OIL AND MINERALS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following is Management's discussion and analysis of material changes in financial condition and results of operations since the end of the most recent fiscal year.

     Cash increased $888 for the six month period ended August 31, 2001. This was due to a decrease of $48,188 cash used in operating activities, the receipt of $51,211 from the sale of oil and gas properties, proceeds from additional borrowings of $38,000 less net principal payments on long term debt of $40,135.

     Crude oil and natural gas sales for the six months ended August 31, 2001 were $132,848 less than for the corresponding period of the prior year. This decrease is the result of a decrease in the volume of production due to workovers and breakdowns on some of the major wells and to the sale of several properties during the period ended August 31, 2001.

     General and administrative expenses were $30,140 less during the current six month period as compared to the corresponding period. This decrease is mainly the result of the president of the company not drawing a salary for the three months ending August 31, 2001 and the corresponding payroll taxes and $3,000 less legal fees regarding filing of Form 10K and a decrease in shareholder expenses of $3,500.

     Production expenses were approximately $82,000 less during the 2001 period as compared to the 2000 period.
This reduction is due mainly to the sale of several properties by the Company.

     Interest expense is comparable to the prior period.

                  WYOMING OIL AND MINERALS, INC.


                   PART II - OTHER INFORMATION

Item 9 - Exhibits and Reports on Form 8-K


     (a)  No Exhibit 27
     (b)  The Company filed a Form 8-K dated July 18,
          2001 reporting the sale of oil and gas
          properties known as the Skyline project.
          No financial statements were filed
          on this transaction.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        WYOMING OIL AND MINERALS, INC.

                         (Registrant)



 Dated:   October 15, 2001


                         /s/ Jack C. Bradley, Jr.

                         Jack C. Bradley, Jr.
                         President