Form 10-K/A
period 2001-02-28
WYOMING OIL & MINERALS INC
filed 2001-12-21
CIK 108729

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-K/A

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (394,369 shares).
The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of November 18, 2001 (based on $1.25 bid, $1.65 asked) - $571,823.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date. November 18, 2001
- 890,716 shares.

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

     None































                                   6

                                  PART II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters.

                                                      Bid Prices
                                                  High           Low

March 1, 1999 through February 29, 2000           3-1/2           1

March 1, 2000 through May 31, 2000                5-1/4         3-1/2

June 1, 2000 through August 31, 2000                6             2

September 1, 2000 through November 30, 2000         6           2-3/8

December 1, 2000 through February 28, 2001        2-3/8         1-1/4

The source for the over-the-counter quotations is the National Discount Brokers. Such quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

There were approximately 1580 holders of record of the Company's common stock as of November 18, 2001.

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





                                   7

Item 6.   Selected Financial Data
                                 Year Ended February 28/29
                       2001      2000      1999     1998       1997
Revenues:
Operating revenues from
oil and gas sales    $357,031  $353,233  $131,682  $306,807  $357,765

Other operating
revenues                7,200     7,36     14,455    19,566    22,039

Earnings (loss) from
continuing operations before
extraordinary items  (498,110)  108,493   (98,665)   18,197   ( 9,698)

Extraordinary items     --         --        --        --        --

Net earnings (loss) from
continuing operations(498,110)  108,493   (98,665)   18,197   ( 9,698)
Earnings (loss) per share
from continuing operations(.75)     .49      (.57)      .11      (.06)

Cash dividends per
common share            --          --        --        --        --

At year end:

Total assets        1,585,357   923,952   325,199   342,140    242,330
Long-term obligations 548,86    642,60     85,556    86,693     50,000

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

General and administrative expenses increased $250,062 from fiscal 2000 to fiscal 2001. This increase was due mainly to an increase in salary costs of $36,000, a contract for $19,333 for a consultant to market some of the Company's oil and gas properties, and an increase of $14,547 in accounting and legal fees. Consulting fees and directors fees of $160,463 was incurred which was paid by issuance of 50,000 shares of common stock.

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

Compensation of Outside Directors

Directors of the Company who are not also employees of the Company ("Outside Directors")were paid for meetings of the Board of Directors that they attended by issuance of shares of common stock of the Company from the Company "Employee Benefit Plan" as follows:

                                          Number of          Fair
                                           Shares            Value
                    Gerard Laheney          7,000           $13,125
                    Frederick Joutz         7,000            30,844
                    Ray Mason               7,000            16,838


Item 12.  Security Ownership of Certain
          Beneficial Owners and Management.

The following table shows the Common Stock ownership for each director, named executive officer, 5% shareholder, and all directors and executive officers as a group:

                                     Amount and Nature
                                     of Beneficial        Percent of
Director                             Ownership              Class

Michael D. Herman                    973,000 (1)            68.1%
Chairman, CEO, Treasurer, Secretary
1565 Old Stage Road
Colorado Springs, CO 80906

Jack C. Bradley, Jr.                  61,355 (2)             4.3%
President, Director
330 S. Center, Suite 419
Casper, WY  82601

Gerard P. Laheney                      5,000                  .3%
Director
330 S. Center, Suite 419
Casper, WY 82601

Frederick Joutz                        7,000                  .5%
Director
330 S. Center, Suite 419
Casper, WY 82601

Ray Mason                                  0                   -
Director
330 S. Center, Suite 419
Casper, WY 82601

All directors and
officers as a group                 1,046,355                73.2%

(1) Includes options held by Mr. Herman to purchase 198,000 shares for $1.00 per share that expire July 20, 2003 and 300,000 shares for $2.00 per share that expire February 2, 2003 and 475,000 shares of Common Stock directly owned.

(2) Of this total, 20,855 shares are owned of record by Jack C. Bradley, Jr., and 500 are owned by Manx Oil Corporation, of which Bradley is the president, a director, and owner of a majority of its outstanding common shares. Mr. Bradley also holds options to purchase 15,000 shares for $1.00 per share that expire July 20, 2003 and options to purchase 25,000 shares for $1.00 per share that expire June 21, 2010.


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


DATED: December 20, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


                                 /s/ Jack C. Bradley, Jr.
                                 Jack C. Bradley, Jr., Director



DATED: December 20, 2001


                                 /s/ Michael D. Herman
                                 Michael D. Herman
                                 Director, Principal Executive Officer,
                                 Principal Financial Officer and
                                 Principal Accounting Officer

DATED: December 20, 2001



                                 /s/ Gerard P. Laheney
                                 Gerard P. Laheney
                                 Director



DATED: December 20, 2001










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

As more fully described in Note 17, subsequent to the issuance of the Company's 2001 financial statements and my report thereon dated June
4, 2001, I became aware that the financial statements and my report were prepared without the recording of the issuance of 50,000 shares of common stock from the Company's Employee Benefit Plan for consulting and directors fees and the granting of stock options of 25,000 shares of common stock to the President of the Company from the same Plan. Accordingly, the 2001 financial statements have been restated. In my original report, I expressed an unqualified opinion on 2001, 2000 and 1999 financial statements, and my opinion on the revised statements, as expressed herein, remains unqualified.

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



MAURICE M. MORTON
Certified Public Accountant


Casper, Wyoming
June 4, 2001, except as to the third paragraph above and Notes
              17, 8 and 9 which are as of December 19, 2001.

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
                                                            (continued)

        See accompanying notes to financial statements.
                              F-2

                WYOMING OIL AND MINERALS, INC.

                       Balance Sheets
                        (Continued)

             Liabilities and Stockholders' Equity

                                            February 28,   February 29,
                                                2001           2000

Current liabilities:
  Notes payable (Note 6):
    Related parties                         $     3,750    $     3,750
  Accounts payable                              589,046         57,804
  Accounts payable - related parties            200,080         39,712
  Accrued expenses                               30,182          3,698
  Income taxes payable                             -             6,636
  Current portion of long-term debt (Note 7)     93,425         57,370

       Total current liabilities                916,483        168,970

Long-term debt (Note 7)                         548,863        642,630

Stockholders' equity (Note 8 and 9):
  Common stock, $.01 par value:
     Authorized - 25,000,000 shares
      issued   890,716 shares in 2001
      and 553,716 shares in 2000                  8,907          5,465
   Preferred stock, no par value,
      authorized   2,000,000
      issued - none                                -              -
   Additional paid - in capital               2,037,542      1,553,521
Accumulated deficit                          (1,953,430)    (1,455,320)
Unrealized gains  on securities available
       for sale net of applicable deferred
       income taxes                              26,992          8,686
                                                120,011        112,352

                                            $ 1,585,357    $   923,952


                 See accompanying notes to financial statements.

                                       F-3


                       WYOMING OIL AND MINERALS, INC.

       Statements of Operations and Comprehensive Income (Loss)

                                  February 28,February 29,February 28,
                                     2001         2000        1999
Operating revenues:
   Oil and gas sales (Note 12)    $   357,031 $   353,233 $   131,682
   Gain (loss) on sale of oil and
       gas properties and equipment      -          9,013        -
   Other operating income               7,200       7,368      14,455


       Total operating revenues       364,231     369,614     146,137

Operating expenses:
   General and administrative         297,676      47,614      48,213
    Depreciation, depletion and
        amortization                   43,720       9,504      11,605
    Oil and gas production costs      435,860     158,415     175,438
    Exploration costs                   8,864      18,566        -

         Total operating expenses     786,120     234,099     235,256


         Operating income (loss)     (421,889)    135,515     (89,119)

Other income (expense):
   Gain on sale of marketable
          securities                     -          1,000        -
    Interest income                       277         216           4
    Interest expense                  (83,134)    (21,602)     (9,550)


     Other income (expense), net      (82,857)    (20,386)     (9,546)
                                                           (continued)








             See accompanying notes to financial statements.

                                  F-4


                     WYOMING OIL AND MINERALS, INC.

          Statements of Operations and Comprehensive Income (Loss)
                               (Continued)

                                     February 28,February 29,February 28,
                                         2001       2000        1999

Earnings (loss) before income taxes: $ (504,746) $ 115,129   $  (98,665)
   Income tax expense (Note 10):
       Current                            6,636     (6,636)        -

Net earnings (loss)                    (498,110)   108,493      (98,665)
    Other comprehensive income, net of tax:
      Unrealized gains on available for sale
        securities                       18,306      8,686         -

     Comprehensive income (loss)     $ (479,804) $ 117,179    $ (98,665)


Net earnings (loss) per
    common share (Note 15):
          Basic                      $     (.75) $     .49    $    (.57)
          Diluted                    $     (.75) $     .34    $    (.57)

Average shares outstanding - Basic      662,299    222,167      172,500

Average shares outstanding - Diluted    622,299    323,212      172,500
















              See accompanying notes to financial statements.

                                  F-5


                     WYOMING OIL AND MINERALS, INC.
                  Statements of Stockholders' Equity

                Common Stock   Additional
               $.01 Par Value    Paid-in Accumulated Unrealized
             Shares     Amount   Capital   Deficit     Gains    Total
Balance
@ 02/28/98 17,250,000 $172,500$1,023,525$(1,059,148)$  -      $  136,877

Net loss       -           -        -       (98,665)             (98,665)
Balance at
02/28/99   17,250,000  172,500 1,023,525 (1,157,813)   -          38,212

Sale of
shares      7,400,000   74,000      -          -       -          74,000

Reverse
stock split
of 1 for 100(24,403,500)(244,035) 244,035      -       -            -

Share issued
for properties300,000    3,000    297,000      -       -         300,000

Stock options
issued for loan
commitment fee   -        -        14,000      -       -          14,000

Unrealized gains
on marketable
equity securities,
net of tax       -        -          -         -      8,686        8,686

Net income       -        -          -      108,493    -         108,493

Distribution attributable to purchase of properties
from stockholder -        -         6,000  (406,000)   -        (400,000)

Reorganization
expenses         -        -       (31,039)     -       -         (31,039)

Balance at
02/29/00      546,500    5,465  1,553,521(1,455,320)  8,686      112,352
To Adjust Shares
Outstanding to
Actual          7,216       72        (72)     -       -            -

Sale of
shares        100,000    1,000    139,000      -       -         140,000

Stock options
issued        187,000    1,870    185,130      -       -         187,000
Stock Issued
for Consulting
Fees           50,000      500    159,963      -       -         160,463

Net loss         -        -          -     (498,110)   -        (498,110)

Unrealized gains on marketable
equity securities,
net of tax       -        -          -         -     18,306       18,306

Balance at
02/28/01      890,716  $ 8,907 $2,037,542$(1,953,430)$26,992    $120,011

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
                                                            (continued)
               See accompanying notes to financial statements.
                                    F-7

                   WYOMING OIL AND MINERALS, INC.
                      Statements of Cash Flows
                            (Continued)
                                       February 28,February 29,February 28,
                                           2001       2000        1999
Reconciliation  of net income to net cash provided
by (used in) operating activities
Net earnings (loss)                    $(498,110)  $ 108,493   $  (98,665)
Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
   Depreciation, depletion
      and amortization                    43,720       9,504       11,605
   Stock issued for consulting and
      directors fees                     160,463        -            -
   (Increase) decrease in accounts
      receivable                          59,068     (67,439)       6,234
   (Increase) decrease in income
      taxes receivable                    (1,996)       -            -
   (Increase) decrease in inventory        5,073     (57,235)       3,620
   (Increase) decrease in interest
      receivable                             216        (216)        -
    Increase (decrease) in accounts
      payable                            229,839     (45,418)      33,666
    Increase (decrease) in accrued
      expenses                            19,848       8,997         (687)
   Gain on sale of marketable securities    -         (1,000)         -
   Gain on sale of oil and gas properties
     and equipment                          -         (9,013)         -

Net cash provided by (used in)
operating activities                  $   18,121    $(53,327)     $(44,227)

Supplemental schedule of non cash investing and financing activities

For the year ended February 28, 2001, the fair value of available for sale securities increased $18,306.

For the year ended February 28, 2001, additions to properties of $461,771 are in accounts payable.

For the year ended February 28, 2001, the Company issued 50,000 shares of common stock for consulting fees and directors fees.

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

b). Employee Benefit Plan - The Company had adopted the "Wyoming Oil & Minerals, Inc. Y2K Employee Benefit Plan". The Plan provides for a maximum of 200,000 shares of the Company's common stock available to be optioned pursuant to non-qualified stock options and 50,000 shares available to be issued directly (Grants). Eligible persons are any consultant, non-employee director, or officer or director who is an employee of the company. No options shall be granted or grants made under the Plan after ten years from the date of adoption of the Plan. Options granted under the Plan shall be exercised immediately or in accordance with a vesting schedule. The price and other terms of each option are determined by the administrator at the time the option is granted or the grant of direct shares is made. The Plan was effective March 7, 2000. In a transaction effective June 21, 2000, the company issued 50,000 shares of common stock by direct stock grants to various eligible persons under the above Plan. The eligible persons included varous consultants, attorney and outside bookeeping (29,000 shares) and non-employee directors (21,000 shares). There was also a nonqualified stock option grant of 25,000 shares to the President of the Company effective the same date. The exercise price of the shares is $1.00 per share and the options grant expires June 21, 2010.


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

On June 21, 2000 the Company granted the President of the Company the option to purchase 25,000 shares of common stock under a nonqualified stock option grant from the Company's Employee Benefit Plan (see Note 8). The exercise price is
$1 per share with a maximum term of 10 years. The fair value of the grant ($143,033) is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yeild-none, expected volatility of 133%, risk-free interest rate of 5.5% and an expected life of 10 years. The President also holds an option to purchase 15,000 shares at $1 per share which were gifted from the major shareholder's options which are shown above. These options expire July 20, 2003.

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

At February 29, 2001, the Company had net operating loss carryforwards available of $28,249 per year as limited by IRS Code Sec. 382 which will expire beginning February 28, 2002 through 2014 and a current net operating loss available to carry forward of $809,063 which will expire February 28, 2016.

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

15. EARNINGS PER SHARE

                        For the Year Ended February 28, 2001
                        Income        Shares       Per Share
                     (Numerator)  (Denominator)      Amount
Basic EPS:
Income (loss) available to
  common
  stockholders       $ (498,110)     662,299      $   (.75)

Effect of Dilutive Securities:
    Common stock
    options          $                  -

Diluted EPS:
    Income (loss) available to common
      shareholders   $ (498,110)      662,299     $   (.75)

                         For the Year Ended February 29, 2000
                         Income         Shares      Per Share
                       (Numerator)   (Denominator)    Amount
Basic EPS:
  Income available to
     common
     stockholders    $  108,493        222,167     $   .49

Effect of Dilutive Securities:
  Common stock
  options            $                 101,045

 Diluted EPS:
   Income available to common
     shareholders    $  108,493        323,212     $   .34

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

17. SUBSEQUENT EVENT, PRIOR PERIOD ADJUSTMENT AND REISSUANCE OF FINANCIAL STATEMENTS
Subsequent to the issuance of the Company's 2001 financial statements, management became aware that the issuance on June
21, 2000 of 50,000 shares of common stock from its Employee
Benefit Plan for consulting and directors fees had not been reflected in the 2001 financial statements. As a result of recording the issuance, common stock increased $500, additional paid in capital increased $159,963, accumulated deficit increased $160,463, general and administrative expense increased $160,463 and net loss increased $160,463. Loss per common share, basic and diluted, increased $.21 per share. Average shares outstanding, basic and diluted, increased 40,549 shares. An adjustment was also made to bring total common shares issued to a total of 890,716 which increased common stock $72 and decreased additional paid in capital $72. Also, on June 21, 2000 a nonqualified stock option grant of 25,000 shares of common stock was made to the President of the Company. Notes 8 and 9 have been updated to reflect the above changes.

18. SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited)

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

18.SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited) (Continued)

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

18.Supplementary Oil and Gas Information (Unaudited) (Continued)
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

                 WYOMING OIL AND MINERALS, INC.
                 Notes to Financial Statements
  February 28, 2001, February 29, 2000 and February 28, 1999

18. Supplementary Oil and Gas Information (Unaudited) (Continued)
Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves (Continued)

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