Form 10-Q/A
period 2001-05-31
WYOMING OIL & MINERALS INC
filed 2001-12-21
CIK 108729

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

                           FORM 10-Q/A

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

          YES     X      NO


     As of May 31, 2001, there were 890,716 shares of $0.01 par value common stock issued and outstanding.



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

                                  $1,595,079$1,585,357

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	 Notes payable, current
		portion (Note 3)    $111,789  $ 97,175
     Accounts payable and
		accrued expenses     864,426   819,308
     Note Payable                     38,000
          Total current
		liabilities:       1,014,215   916,483

Long term debt (Note 3)              517,289   548,863

Stockholders' equity:
     Capital stock, common, $.01 par-value
     Authorized: 25,000,000 shares
     Issued: 890,716 shares as of  February 28, 2001
          and  May 31, 2001           8,907      8,907
     Additional paid-in capital   2,170,829  2,170,829
     Accumulated deficit         (2,167,061)(2,086,717)
     Unrealized gains on securities available for sale
     net of applicable deferred
	income taxes                 50,900     26,992
                                     63,575    120,011
                                 $1,595,079 $1,585,357

  The notes to financial statements are an integral part of
these statements.
                                1


                 WYOMING OIL AND MINERALS, INC.
          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                        Three Months Ended
                                        May 31,   May 31,
                                          2001     2000
Operating revenues:
     Oil and gas sales                 $ 77,635  $118,027
     Other operating income               1,800     1,800

          Total operating revenues       79,435   119,827

Operating expenses:
     General and administrative          26,520    36,548
     Production expenses                111,992   104,698

          Total operating expenses      138,512   141,246

          Operating income (loss)       (59,077)  (21,419)

Other income (expense):
     Interest income                                  277
     Interest expense                   (21,267)  (16,971)

          Other income (expense) net    (21,267)  (16,694)

Earnings (loss) before income taxes:    (80,344)  (38,113)
Income tax expense

Net earnings (loss)                     (80,344)  (38,113)
     Other comprehensive income, net of tax:
       Unrealized gains on available
		for sale securities      23,908     1.390

     Comprehensive income (loss)       ($56,436) $(36,723)

Net earnings (loss) per common share:
          Basic                          ($0.09)   ($0.07)

          Diluted                        ($0.09)   ($0.07)

Average shares outstanding - Basic      890,716   553,716

Average shares outstanding - Diluted    890,716   553,716


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

Net cash (used in) provided by
	operating activities             (18,906)    51,402

Cash flows from investing activities:
     Purchase of oil and gas properties
	 and equipment                       -      (87,779)
     Collection on note receivable
	 sale of property                    -        13,333

Net cash provided by (used in) investing
	 activities                          -      (74,446)

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


                         WYOMING OIL AND MINERALS, INC.

                         (Registrant)



 Dated: December 20, 2001


                         /s/ Jack C. Bradley, Jr.

                         Jack C. Bradley, Jr.
                         President