Form 10-Q/A
period 2001-08-31
WYOMING OIL & MINERALS INC
filed 2001-12-21
CIK 108729

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

          YES     X      NO


     As of August 31, 2001, there were 890,716 shares of $0.01 par value common stock issued and outstanding.



                 WYOMING OIL AND MINERALS, INC.

                       TABLE OF CONTENTS

                          August 31, 2001


PART I - FINANCIAL STATEMENTS

     Unaudited Balance Sheets
          August 31, 2001 and February 28, 2001       1

     Unaudited Condensed Statements of Operations
          Three and Six Months Ended
          August 31, 2001 and 2000                  2,3

     Unaudited Condensed Statements of Cash Flows
          Six Months Ended August 31, 2001 and 2000   4

     Unaudited Notes to Financial Statements          5

     Management's Discussion and Analysis of
          the Unaudited Condensed Statements of
          Operations                                  6


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K            7

















                 WYOMING OIL AND MINERALS, INC.
                    UNAUDITED BALANCE SHEETS

     ASSETS                        August 31,  Feb 28,
                                      2001      2001
Current assets:
     Cash                          $   4,729 $   3,841
     Accounts receivable              20,512    20,144
     Marketable equity securities,
       at market value (Note 4)      220,930    32,842
     Inventory                        41,925    86,027
     Income tax receivable             1,996     1,996

          Total current assets:      290,092   144,850

Property and equipment, at cost less
     accumulated depreciation and depletion:
          241,215 =February 28, 2001
          157,824 =August 31, 2001   499,611 1,400,127

Accounts receivable - non current     10,553    28,186
Financing fees, net of accumulated
  amortization                         8,633    12,133
Other assets                              61        61
                                      19,247    40,380

                                  $  808,950$1,585,357

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	 Notes payable, current
		portion (Note 3)    $111,747  $ 97,175
     Accounts payable and
		accrued expenses     168,289   819,308
     Note Payable                     38,000
          Total current
		liabilities:         324,036   916,483

Long term debt (Note 3)              488,156   548,863

Stockholders' equity:
     Capital stock, common, $.01 par-value
     Authorized: 25,000,000 shares
     Issued: 890,716 shares as of  February 28, 2001
          and  August 31, 2001         8,907      8,907
     Additional paid-in capital    2,170,829  2,170,829
     Accumulated deficit          (2,218,058)(2,086,717)
     Unrealized gains on securities available for sale
     net of applicable deferred
	income taxes                 35,080     26,992
                                     (3,242)   120,011
                                 $  808,950 $1,585,357

  The notes to financial statements are an integral part of
these statements.
                                1


                 WYOMING OIL AND MINERALS, INC.
          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                        Three Months Ended
                                      August 31,August 31,
                                          2001     2000
Operating revenues:
     Oil and gas sales                 $ 39,169  $131,625
     Other operating income                 300     1,800

          Total operating revenues       39,469   133,425

Operating expenses:
     General and administrative          15,479    35,591
     Production expenses                 52,945   141,879

          Total operating expenses       68,424   177,470

          Operating income (loss)       (29,955)  (44,045)

Other income (expense):
     Interest income                       --        --
     Interest expense                   (17,679)  (18,016)
     Gain/(Loss)-Sale of Assets         ( 4,363)     --
          Other income (expense) net    (22,042)  (18,016)

Earnings (loss) before income taxes:    (50,997)  (62,061)
Income tax expense                         --       4,640

Net earnings (loss)                     (50,997)  (57,421)
     Other comprehensive income, net of tax:
       Unrealized gains/(losses) on available
		for sale securities     (15,820)    3,324

     Comprehensive income (loss)       ($66,817) $(54,097)

Net earnings (loss) per common share:
          Basic                          ($0.06)   ($0.10)

          Diluted                        ($0.06)   ($0.08)

Average shares outstanding - Basic      890,716   558,311

Average shares outstanding - Diluted    890,716   697,481


The notes to financial statements are an integral part of these statements.



                 WYOMING OIL AND MINERALS, INC.
          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                        Three Months Ended
                                      August 31,August 31,
                                          2001     2000
Operating revenues:
     Oil and gas sales                 $116,804  $249,652
     Other operating income               2,100     3,600

          Total operating revenues      118,904   253,252

Operating expenses:
     General and administrative          41,999    72,139
     Production expenses                164,937   246,577

          Total operating expenses      206,936   318,716

          Operating income (loss)       (88,032)  (65,464)

Other income (expense):
     Interest income                       --         277
     Interest expense                   (38,946)  (34,987)
     Gain/(Loss)-Sale of Assets         ( 4,363)     --
          Other income (expense) net    (43,309)  (34,710)

Earnings (loss) before income taxes:   (131,341) (100,174)
Income tax expense                         --       4,640

Net earnings (loss)                    (131,341)  (95,534)
     Other comprehensive income, net of tax:
       Unrealized gains/(losses) on available
		for sale securities       8,088     4,714

     Comprehensive income (loss)      ($123,253) $(90,820)

Net earnings (loss) per common share:
          Basic                          ($0.15)   ($0.17)

          Diluted                        ($0.15)   ($0.14)

Average shares outstanding - Basic      890,716   557,216

Average shares outstanding - Diluted    890,716   684,654

The notes to financial statements are an integral part of these statements.

                 WYOMING OIL AND MINERALS, INC.
          UNAUDITED CONDENSED STATEMENT OF CASH FLOWS


                                        Three Months Ended
                                      August 31,  August 31,
                                          2001       2000

Cash flow from operating activities:
     Cash received from customers        $180,271   $302,564
     Cash paid to suppliers and employees(189,094)  (168,857)
     Interest received                                   277
     Interest paid                        (39,365)   (34,942)

Net cash (used in) provided by
	operating activities              (48,188)    99,042

Cash flows from investing activities:
     Purchase of oil and gas properties
	 and equipment                        -     (164,206)
     Collection on note receivable
	 sale of property                     -       13,333
     Sale of oil and gas properties        51,211       -

Net cash provided by (used in) investing
	 activities                        51,211   (150,873)

Cash flows from financing activities:
     Principal payments on long term debt (40,135)   (76,324)
     Short term borrowings                 38,000       -
     Common Stock issued                     -        87,000

Net cash provided by (used in)
	financing activities              ( 2,135)    10,676

Net increase (decrease) in cash and
     cash equivalents                         888    (41,155)

Cash and cash equivalents at beginning
     of period                              3,841     59,000

Cash and cash equivalents at end
     of period                             $4,729    $17,845














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











                 WYOMING OIL AND MINERALS, INC.
            UNAUDITED NOTES TO FINANCIAL STATEMENTS

5. Sale of Properties

   During the quarter ended August 31, 2001, the company sold several of its oil and gas propertes in three separate transactions. On June 1, 2001 the Company disposed of its properties known as the Flattop unit in exchange for the plugging liability associated with these propertes and offset of receivables associated with these properties. No cash was received in this transaction. A loss of $27,571 was recognized.

   On June 1, 2001, the Company disposed of several properties in exchange for $230,000 in operating liabilities that were owed to a related party (Manx Oil Corporation). Sales price was determined by comparable sales. No cas was received in this transaction. A gain of $88,918 was recognized.

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

        3.   400,000 shares of common stock in At Home
             Holdings, Inc., a publicly traded compny on the OTC Market. Value of these shares on July 18,
             2001 was $.045 per share for a value of $180,000.

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

     Crude oil and natural gas sales for the six months ended August 31, 2001 were $132,848 less than for the corresponding period of the prior year. This decrease is the result of a decrease in the volume of production due to workovers and breakdowns on some of the major wells and the sale of several properties during the period ended August 31, 2001.

     General and administrative expenses were $30,140 less during the current six month period as compared to the corresponding period. This decrease is mainly the result of the president of the company not drawing a salary for the three months ending August 31, 2001 and the corresponding payroll taxes and $3,000 less legal fees regarding filing of Form10K and a decrease in shareholder expenses of $3,500.

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