Form 10-K/A
period 2001-02-28
WYOMING OIL & MINERALS INC
filed 2001-12-28
CIK 108729

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

                      WYOMING OIL AND MINERALS, INC.

                              Balance Sheets

                                   ASSETS

                                                 February 28, February 29,
                                                    2001          2000

Current assets:
    Cash                                         $   3,841    $  59,000
    Accounts receivable                              8,622       34,422
    Accounts receivable - related parties           11,522       46,624
    Marketable equity securities - (Note 3)         32,842       14,536

    Inventory of oil in tanks   at lower of cost
         (specific identification) or market        86,027       91,100
    Note receivable   related parties (Note 4)        -          13,333
    Income taxes receivable                          1,996         -
    Interest receivable                               -             216

      Total current assets                         144,850      259,231

Property and equipment, at cost under the
  successful efforts method of accounting
   (Note 5):
           Proved oil and gas properties         1,543,307      725,103
           Unproved oil and gas properties          90,348       90,880
            Pipeline and drilling equipment            570          570
           Office furniture and equipment            7,117        7,117
                                                 1,641,342      823,670

 Less accumulated depletion and depreciation      (241,215)    (204,495)
                                                 1,400,127      619,175
Other assets:
    Accounts receivable - non current               28,186       26,352
    Financing fees, net of accumulated
         amortization of $8,867 in 2001 and
         $1,867 in 2000.                            12,133       19,133
Other assets                                            61           61
                                                    40,380       45,546

                                               $ 1,585,357   $  923,952
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