Form 10-Q/A
period 2001-05-31
WYOMING OIL & MINERALS INC
filed 2001-12-28
CIK 108729

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

                                  $1,595,079$1,585,357

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	 Notes payable, current
		portion (Note 3)    $111,789  $ 97,175
     Accounts payable and
		accrued expenses     864,426   819,308
     Note Payable                     38,000
          Total current
		liabilities:       1,014,215   916,483

Long term debt (Note 3)              517,289   548,863

Stockholders' equity:
     Capital stock, common, $.01 par-value
     Authorized: 25,000,000 shares
     Issued: 890,716 shares as of  February 28, 2001
          and  May 31, 2001           8,907      8,907
     Additional paid-in capital   2,037,542  2,037,542
     Accumulated deficit         (1,953,430)(1,953,430)
     Unrealized gains on securities available for sale
     net of applicable deferred
	income taxes                 50,900     26,992
                                     63,575    120,011
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