Form 10-Q/A
period 2001-08-31
WYOMING OIL & MINERALS INC
filed 2001-12-28
CIK 108729

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

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	 Notes payable, current
		portion (Note 3)    $111,747  $ 97,175
     Accounts payable and
		accrued expenses     168,289   819,308
     Note Payable                     38,000
          Total current
		liabilities:         324,036   916,483

Long term debt (Note 3)              488,156   548,863

Stockholders' equity:
     Capital stock, common, $.01 par-value
     Authorized: 25,000,000 shares
     Issued: 890,716 shares as of  February 28, 2001
          and  August 31, 2001         8,907      8,907
     Additional paid-in capital    2,037,542  2,037,542
     Accumulated deficit          (1,953,430)(1,953,430)
     Unrealized gains on securities available for sale
     net of applicable deferred
	income taxes                 35,080     26,992
                                     (3,242)   120,011
                                 $  808,950 $1,585,357

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