Form 10-Q
period 2001-11-30
WYOMING OIL & MINERALS INC
filed 2002-01-08
CIK 108729

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

                           FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



 For Quarter Ended November 30, 2001  Commission File #0-7919

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

          YES     X      NO


     As of November 30, 2001, there were 890,716 shares of $0.01 par value common stock issued and outstanding.



                 WYOMING OIL AND MINERALS, INC.

                       TABLE OF CONTENTS

                       November 30, 2001


PART I - FINANCIAL STATEMENTS

     Unaudited Balance Sheets
          November 30, 2001 and February 28, 2001         1

     Unaudited Condensed Statements of Operations
          Three and Nine Months Ended
           November 30, 2001 and 2000                   2,3

     Unaudited Condensed Statements of Cash Flows
          Nine Months Ended November 30, 2001 and 2000    4

     Unaudited Notes to Financial Statements              5

     Management's Discussion and Analysis of
          the Unaudited Condensed Statements of
          Operations                                      6


PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                7

















                 WYOMING OIL AND MINERALS, INC.
                    UNAUDITED BALANCE SHEETS

     ASSETS                    November 30,     February 28,
                                   2001             2001
Current assets:
     Cash                      $   6,665         $   3,841
     Accounts receivable           3,706            20,144
     Marketable equity securities,
       at market value (Note 4)  183,274            32,842
     Inventory                    34,572            86,027
     Income tax receivable         1,996             1,996

          Total current assets:  230,213           144,850

Property and equipment, at cost less
  accumulated depreciation and depletion:
    241,215 =February 28, 2001
    158,110 =November 30, 2001   499,324         1,400,127

Accounts receivable-non current     --              28,186
Financing fees, net of
    accumulated amortization       6,883            12,133
Other assets                          61                61
                                   6,944            40,380

                             $   736,481        $1,585,357

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable, current
          portion (Note 3)      $126,123          $ 97,175
     Accounts payable and
           accrued expenses      166,829           819,308
     Notes payable                86,044
   Total current liabilities     378,996           916,483

Long term debt (Note 3)          453,208           548,863

Stockholders' equity:
     Capital stock, common, $.01 par-value
     Authorized: 25,000,000 shares
     Issued: 890,716 shares as of  February 28, 2001
          and November 30, 2001    8,907             8,907
     Additional paid-in
          capital              2,037,542         2,037,542
     Accumulated deficit      (2,139,596)       (1,953,430)
     Unrealized gains (losses) on securities available for
      sale net of applicable
        deferred income taxes     (2,576)           26,992
                                 (95,723)          120,011
                            $    736,481        $1,585,357

  The notes to financial statements are an integral part
  of these statements.
                                1


                 WYOMING OIL AND MINERALS, INC.
          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                      Three Months Ended
                                 November 30,   November 30,
                                    2001            2000
Operating revenues:
     Oil and gas sales          $ 16,561         $  68,368
     Other operating income          100             1,800

    Total operating revenues      16,661            70,168

Operating expenses:
     General and administrative    9,296            46,331
     Production expenses          50,266           127,286

    Total operating expenses      59,562           173,617

       Operating income (loss)   (42,901)         (103,449)

Other income (expense):
     Interest income                --                --
     Interest expense            (11,923)          (23,273)
     Gain/(Loss) - Sale of assets   --                --
      Other income (expense) net (11,923)          (23,273)

Earnings (loss) before
        income taxes:            (54,824)         (126,722)
Income tax expense                  --                --

Net earnings (loss)              (54,824)         (126,722)
     Other comprehensive income, net of tax:
          Unrealized gains/(losses) on available
          for sale securities    (37,656)            5,575

  Comprehensive income (loss)  ($ 92,480)        $(121,147)

Net earnings (loss) per common share:
          Basic                   ($0.06)           ($0.19)

          Diluted                 ($0.06)           ($0.16)

Average shares outstanding
             -Basic              890,716           651,265

Average shares outstanding
             -Diluted            890.716           796,927


The notes to financial statements are an integral part of these statements.

                  WYOMING OIL AND MINERALS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                   Nine Months Ended
                              November 30,    November 30,
                                   2001            2000
Operating revenues:
     Oil and gas sales           $133,366        $318,020
     Other operating income         2,200           5,400

      Total operating revenues    135,566         323,420

Operating expenses:
   General and administrative      51,295         118,470
     Production expenses          215,204         373,863

      Total operating expenses    266,499         492,333

     Operating income (loss)     (130,933)       (168,913)

Other income (expense):
     Interest income                --                277
     Interest expense             (50,870)        (58,260)
     Gain/(Loss)-Sale of assets   ( 4,363)           --
  Other income (expense) net      (55,233)        (57,983)

Earnings (loss) before
        income taxes:            (186,166)       (226,896)
Income tax expense                   --          (  4,640)

Net earnings (loss)              (186,166)       (222,256)
     Other comprehensive income, net of tax:
          Unrealized gains/(losses) on available
          for sale securities     (29,568)         10,289

   Comprehensive income (loss)  ($215,734)      $(211,967)

Net earnings (loss) per common share:
          Basic                    ($0.21)         ($0.38)

          Diluted                  ($0.21)         ($0.32)

Average shares outstanding
          -Basic                  890,716         591,221

Average shares outstanding
          -Diluted                890,716         693,365


The notes to financial statements are an integral part of these statements.

                 WYOMING OIL AND MINERALS, INC.
          UNAUDITED CONDENSED STATEMENT OF CASH FLOWS


                                 Nine Months Ended
                                November 30,    November 30,
                                    2001           2000

Cash flow from operating activities:
     Cash received from customers  $222,316       $361,726
     Cash paid to suppliers
        and employees              (238,872)      (283,576)
     Interest received                 --              277
     Interest paid                  (51,168)       (50,680)

Net cash (used in) provided by
     operating activities           (67,724)        27,747

Cash flows from investing activities:
     Purchase of oil and gas
        properties and equipment       --         (209,733)
     Collection on note receivable
        sale of property                            13,333
     Sale of oil and gas properties  51,211           --

Net cash provided by (used in)
        investing activities         51,211       (196,400)

Cash flows from financing activities:
     Principal payments on
         long term debt             (66,707)       (57,712)
     Short term borrowings           86,044           --
     Common Stock issued               --          167,000

Net cash provided by (used in)
     financing activities            19,337        109,288

Net increase (decrease) in cash and
     cash equivalents                 2,824       ( 59,365)

Cash and cash equivalents at beginning
     of period                        3,841         59,000

Cash and cash equivalents at end
     of period                       $6,665       $(   365)









The notes to financial statements are an integral part of these statements.

                 WYOMING OIL AND MINERALS, INC.
            UNAUDITED NOTES TO FINANCIAL STATEMENTS

1.  Significant accounting policies

     Refer to the Company's annual financial statements for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those financial statements for additional details of the Company's financial condition, results of operations, and changes in cash flows. The details of those notes have not changed, except as a result of normal transactions in the interim, or as disclosed within this report. In the opinion of Management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of November 30, 2001 and 2000, and the results of operations for the nine month periods then ended. The results of operations for the nine month periods ended November 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.  Notes payable

     As of November 30, 2001, the Company had outstanding notes payable of $665,375. The interest rates on these loans is 1/4% to 1.5% over the prime rate other than a note to a related party as disclosed below. A loan having a balance of $3,750 is secured by a producing oil well. A note payable to a bank in the amount of $575,581 is secured by preferred stock of a third party. The Company borrowed $38,000 on a short term basis on March 30, 2001. The note is unsecured. The Company borrowed $48,044 from a related party during the quarter ended November 30, 2001. The note is unsecured and carries an interest rate of 0% as it is expected to be converted to stock under stock options available to the related party.

3.  Marketable Securities

     Marketable securities are carried at the lower of cost or market at the balance sheet date. That determination is made by aggregating all current marketable equity securities. Marketable equity securities in current assets had a basis at November 30, 2001 of $221,077 less $35,227 permanent impairments less unrealized losses of $2,576 pertaining to the current portfolio.

4.  Going Concern

     The Company is continuing its plan to mitigate the effects of the going concern factors disclosed in the annual financial statements.

                 WYOMING OIL AND MINERALS, INC.
            UNAUDITED NOTES TO FINANCIAL STATEMENTS

5.  Legal Proceedings

     On or about December 12, 2001, Phillips Petroleum
Company ("Phillips") filed suit against Wyoming Oil & Minerals, Inc. ("WYOG") in the Moffat County District Court in the State of Colorado seeking judgment in the amount of $360,979.52 plus interest, as well as an Operating Agreement Lien, a Mechanic's Lien, and a Wells and Equipment Lien upon WYOG's interest in certain oil leases located in Moffat County, Colorado, and further seeking foreclosure of WYOG's interests in said property. Phillips alleges that WYOG has failed to pay amounts due to Phillips pursuant to the Operating Agreement regarding said oil leases to which WYOG and Phillips are parties.
WYOG previously sold its interest in said leases to a third party in June of 2001. The purchaser agreed to pay all amounts due pursuant to the Operating Agreement and the president of the purchasing entity personally guaranteed such payments. Phillips consented in writing to the sale, provided that the third party paid the amounts due pursuant to the Operating Agreement. The purchaser has apparently failed to pay amounts due to Phillips pursuant to the Operating Agreement.
Management of WYOG has secured legal counsel to defend itself in the suit and anticipates that the suit will be settled with minimal cost to WYOG.

6.  Subsequent Event

     Subsequent to November 30, 2001, the Company has begun negotiating with a Colorado Corporation, for a plan of reorganization and share exchange.

                 WYOMING OIL AND MINERALS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following is Management's discussion and analysis of material changes in financial condition and results of operations since the end of the most recent fiscal year.

     Cash increased $2,824 for the nine month period ended
November 30, 2001.  This was due to a decrease of $67,724
cash used in operating activities, the receipt of $51,211 from the sale of oil & gas properties, proceeds from additional borrowings of $86,044 less net principal payment on long term debt of $66,707.

     Crude oil and natural gas sales for the nine months ended November 30, 2001 were $184,654 less than for the corresponding period of the prior year. This decrease is the result of a decrease in the volume of production due to workovers and breakdowns on some of the major wells and to the sale of several properties during the period ended August 31, 2001.

     General and administrative expenses were $67,175 less during the current nine month period as compared to the corresponding period. This decrease is mainly the result of the president of the company not drawing a salary for the six months during the period ended November 30, 2001 and the corresponding payroll taxes (approximately $26,000) and $3,000 less legal fees regarding filing of Form 10K and a decrease in shareholder expenses of $3,500. There was also $19,333 paid for consulting fees in the quarter ended November 30, 2000.

     Production expenses were approximately $158,500 less during the 2001 period as compared to the 2000 period.
This reduction is due mainly to the sale of several properties by the Company.

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