Form 10KSB
period 2002-02-28
WYOMING OIL & MINERALS INC
filed 2002-06-13
CIK 108729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.


[X] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from November 1, 2001 to February 28, 2002.

Commission file number: 0-7919

                          WYOMING OIL & MINERALS, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Wyoming                                             83-0217330
------------------------                            ---------------------------
(State of incorporation)                            (I.R.S. Identification No.)




5525 Erindale Dr., Suite 201, Colorado Springs, Colorado               80914
--------------------------------------------------------            -----------
    (Address of principle executive offices)                         (Zip Code)


Registrant's telephone number, including area code:   (719) 260-8509
                                                      --------------

Securities registered under Section 12 (b) of the Exchange Act:   None

Securities registered under Section 12 (g) of the Exchange Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes []No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     The aggregate market value of the 5,690,472 shares of common stock held by non-affiliates of the Company was approximately $16,360,107 on June 11, 2002, calculated using the average between the closing high bid and low asked thereof as reported on the OTC Bulletin Board. On June 11, 2002, there were 10,186,680 shares of common stock of the Company issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

Transitional Small Business Disclosure Format:     [ ] Yes  [ X ] No

                                TABLE OF CONTENTS



PART I........................................................................1

   ITEM 1.  DESCRIPTION OF BUSINESS...........................................1
   ITEM 2.  DESCRIPTION OF PROPERTIES.........................................2
   ITEM 3.  LEGAL PROCEEDINGS.................................................9
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............9

PART II.......................................................................9

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........9
   ITEM 6.  MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........10
   ITEM 7.  FINANCIAL STATEMENTS.............................................17
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE......................................17

PART III.....................................................................17

   ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE  EXCHANGE ACT...............17
   ITEM 10: EXECUTIVE COMPENSATION...........................................18
   ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...19
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................21

PART IV......................................................................21

   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................21

SIGNATURES...................................................................24

PART F/S.....................................................................F-1

                             Additional Information

     Descriptions in this Report are qualified by reference to the contents of any contract, agreement or other documents described herein and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report, or previously filed by the Company pursuant to regulations of the Securities and Exchange Commission (the "Commission"). (See "Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.")

                Special Note Regarding Forward Looking Statements

     Certain statements contained herein and subsequent oral statements made by or on behalf of the Company constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are identified by words such as "hopes," "expects," "anticipates," "plans" and the like and include, without limitation, statements regarding our plan of business operations and related expenditures, receipt of working capital, potential contractual arrangements, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include, among others, the following: receipt of additional working capital, world wide and domestic prices for oil and natural gas, success of drilling of wells, acquisition and development of additional properties, competition, new regulations which might be adopted by Federal or state governments, changes in our business strategies and other factors set forth under Item 6., Management's Discussion and Analysis of Financial Condition and Results of Operation. Most of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

Item 1. Description of Business

General

     Wyoming Oil & Minerals, Inc. ("we" or the "Company"), a Wyoming corporation, was incorporated on February 23, 1973 as Wyoming Coal Corporation. As our business evolved, our emphasis shifted from holding and developing coal leases to acquiring oil and gas leases and production. Since oil and gas sales became our primary revenue source, we changed our name to Wyoming Oil & Minerals, Inc. in August 1981 to more accurately reflect our business.

     We are a domestic energy company engaged in the exploration, development and production of oil and natural gas reserves in the continental United States. Our focus has been on leasing properties around proven producing reserves. Historically, we produced mainly oil and our growth has been achieved through drilling, as we target and establish a low cost reserve base. We hope to diversify our production between oil and natural gas and continue to expand our asset and production base by pursuing acquisition, exploration and development of additional properties. To this end, we recently acquired New Frontier Energy, Inc., a Colorado corporation ("New Frontier") and its wholly owned subsidiary, Skyline Resources, Inc., a Colorado corporation ("Skyline"). See, "-Recent Acquisition" below. Our future plans include integrating the properties and operations of New Frontier and Skyline into our existing operations. All reference in this Report to "we" or "us", including our properties and assets, includes our subsidiaries, New Frontier and Skyline.

Recent Acquisition

     Effective February 6, 2002, we acquired New Frontier Energy, Inc., a Colorado corporation engaged in oil and natural gas acquisition, exploration and development activities in the United States. New Frontier is a development stage company, with no revenue to date. We issued 8,556,923 shares of our common stock for all of the outstanding stock of New Frontier. The New Frontier shareholders became our shareholders, and New Frontier became our wholly owned subsidiary.

     Contemporaneously with the closing of the transaction, a change in our management occurred. Raymond E. McElhaney was appointed as our Chairman and all of our previous officers and directors resigned. The remaining seats on the Board were filled by Bill M. Conrad and Jubal S. Terry. The Board then appointed Bill M. Conrad as our President and Treasurer, and Raymond E. McElhaney as our Secretary. Also as a result of this transaction, the officers and directors of New Frontier as a group acquired 39.19% of our outstanding voting shares. See,
Item 11. Security Ownership of Certain Beneficial Owners and Management.

     Historically, New Frontier had a fiscal year end of October 31. Because New Frontier was deemed the acquiring entity for accounting purposes, its fiscal year survived for reporting purposes under relevant rules of the Securities and Exchange Commission. Accordingly, we were obligated to report as if we had a October 31 year end, the prior year end of New Frontier. We subsequently changed our fiscal year end from October 31 to February 28. The decision was made by our Board of Directors on May 16, 2002 and was effective for the period ending February 28, 2002. This transition report therefore covers the transition period from November 1, 2001, the end of our previous fiscal year, to February 28, 2002, the end of our new fiscal year. For a description of the properties acquired from New Frontier, see "-New Frontier Energy, Inc." below.

Item 2. Description of Properties.

     At February 28, 2002, all of our properties were located in the continental United States, primarily in the Rocky Mountain region and in Kansas. Most of the properties are unproven, subject to additional drilling and development to prove any additional reserves. The properties that we owned prior to the acquisition of New Frontier are located in Wyoming and have produced minor amounts of oil and natural gas during the transition period. These properties were originally drilled years ago. Most are estimated to require a relatively substantial expenditure in an effort to make them economically viable. Due to the age of the properties, the estimated cost to rework and location away from our core area of Slater Dome, we have determined to sell all or a portion of these properties. The remainder of our properties will be held for development.

     At February 28, 2002, we had an interest in 46,519 gross, 24,788 net acres of undeveloped oil and gas properties, and 3,620 gross, 2,009 net developed acres. We had an interest in 32 wells (gross), 24 wells (net) at that date. All of these properties are located in the States of Colorado, Wyoming, Montana and Kansas.

Oil and Gas Properties.
----------------------

     The following table summarizes the oil and gas properties in which we had an interest at February 28, 2002:

Undeveloped oil and gas acres:              Gross         Net
                                           --------    --------
Wyoming                                      20,791       6,300
Colorado                                      4,577       1,519
Kansas                                        2,460         615
Montana                                      18,691      16,354


Developed acres:                       Oil                       Gas
                                -------------------      --------------------
                                Gross           Net       Gross           Net
                                -----         -----       -----         -----
Wyoming                         2,020         1,597          80            21
Colorado                            0             0       1,440           374
Kansas                             80            16           0             0


     No properties are held in fee, as we hold all properties by leaseholds.

     Subsequent to the acquisition of New Frontier, we conducted an evaluation of the properties located in Wyoming with a view to determining the strategic importance of the properties to our Company. Subsequent to that review, we determined to sell some of those properties, as they are not strategically important to our operations. Consequently, those properties are characterized as held for sale in our financial statements. See Note 4 to the Financial Statements appearing at the end of this report.

     As of February 28, 2002, we own the following productive wells:

                   Oil                               Gas
            ----------------                 ------------------
            Gross        Net                 Gross          Net

Wyoming        30       23.9                     1        .2672
Colorado        0          0                     1        .2672
Kansas          0          0                     0            0
Montana         0          0                     0            0


Oil and Gas Production.
----------------------

     From our drilling efforts and from production purchased from others, our net production of crude oil and gas, the average sales price (including transfers) per unit of oil and gas produced and the average production (lifting) cost per unit of production has been as follows:

                                                Net Oil and Gas Production,
                                         Average Production Costs and Sales Prices

                                                    Production Cost
                               Net Production     Per Equivalent Unit        Average Sales Price
                            ------------------    -------------------        -------------------
                            Bbl of      Mcf of    Bbl of      Mcf of         Bbl of      Mcf of
          Period             Oil         Gas      Oil         Gas             Oil          Gas
          ------            ------      ------    -----       ------         -------     -------

Year Ended 2/29/00          13,561       3,736    $10.13       $1.25         $19.90       $2.01

Year Ended 2/28/01          13,246         700    $23.26       $1.25         $26.73       $2.72

Year Ended 2/28/02           6,508           0    $26.46       $1.25         $24.30       $2.09


     As shown in the foregoing table, most of our production historically has been from oil. However, with the acquisition of New Frontier and our future efforts, we hope to diversify our production more between oil and natural gas.

     Our natural gas is sold at prices determined on a monthly basis by reference to various published futures or spot prices for gas. Oil is also sold at prevailing spot prices. During the twelve months ended February 28, 2002, there was one purchaser or operator who accounted for more than 10% of our revenues from purchased and produced oil and gas sales. Eighty-Eight Oil purchased from us or sold for our account, oil and gas constituting 100% of total sales during that time. The loss of this purchaser may temporarily affect our revenue, but we believe we will continue to have a market for our products for the foreseeable future.

     The availability of a ready market for our oil and gas depends upon numerous factors beyond our control, including the extent of domestic production and importation of oil and gas, the relative status of the domestic and international economies, the proximity of our properties to gas gathering systems, the capacity of those systems, the marketing of other competitive fuels, fluctuations in seasonal demand and governmental regulation of production, refining, transportation and pricing of oil, natural gas and other fuels.

     The following table summarizes the wells which we have drilled or in which we have participated during the periods indicated:

                                Net exploratory Wells
                            ---------------------------------
Fiscal Year Drilled          Producers          Dry Holes        Total Wells
                            ------------        ---------      ---------------
2000                             1/2                0              1/2
2001                        .1667 (shut in)         0          .1667 (shut in)
2002 (transition period)           0                1                0


                            Net Development/Productive Wells
                            --------------------------------
Fiscal Year Drilled          Producers          Dry Holes        Total Wells
                            ------------        ---------      ---------------
2000                               0                0                 0
2001                        1.166 (shut in)         0          1.166 (shut in)
2002 (transition period)           0                0                 0

Reserves.
--------

     The following are reserve estimates as of February 28 for the last three years:

Proved Developed Oil and Gas Reserves
                                Oil (bbls)      Gas (mcf)
                                ----------      ----------
2000                             187,457          73,884
2001                             191,484          73,339
2002 (transition period)          14,795          68,258

     There were no proved oil and gas reserves that were undeveloped.

     See Note 13 of Notes to Consolidated Financial Statements for more detailed information concerning changes in the Company's estimated oil and gas reserves during 2001 and 2000. No proven reserves have been assigned to our Slater Dome Prospect due to the absence of a gas delivery system to get the gas to market. However, we anticipate that a pipeline will be constructed in the next two years to service our wells in this area.

     No reserve figures have been filed with, or reported to, any other regulatory authorities or agencies during the period beginning January 1, 2001.

New Frontier Energy, Inc.

     New Frontier is a development stage entity currently engaged in efforts to develop its interests in Colorado and Wyoming. All of New Frontier's oil and gas activities are owned and conducted by Skyline. New Frontier has no proven oil and gas reserves and its oil and gas interests include the following:

          [] Slater Dome Coal Bank Draw Prospect - An undeveloped natural gas field located along the Colorado Wyoming border where New Frontier owns a 33% working interest in 15,326 gross acres, as further described in the section below. New Frontier participated in the drilling of eight exploration wells in this field. All wells drilled had shows of gas in the coal formation. One well was flared for a period deemed sufficient to assign proved reserves to the well; however, the absence of a gas delivery system to the Prospect has prevented the engineers that we retained from assigning any proved reserves to the well at the present time. Production in this well is from the Iles Coals at a depth of approximately 1,700 feet. No value has been given to the untested Williams Fork coals, or the gas bearing Mesa Verde sands.

          [] N.E. McClain Field, Nemeha County, Kansas - New Frontier has acquired lease interests in 2,460 gross acres in this undeveloped field and prospect area and has participated in the drilling of one exploration well that was a dry hole and abandoned.

          [] Hammond Gas Field, Carter County, Montana - New Frontier has acquired approximately 18,691 gross acres in this undeveloped gas field. We hope to proceed with the development of this field pending execution of a gas contract for the sale of our natural gas in this field and receipt of necessary working capital.

          [] West Salt Creek, Natrona County, Wyoming - New Frontier has a 12.5% working interest in the West Salt Creek prospect covering some 3,121 gross acres on a seismically identified anticlinal structure. We anticipate drilling this well late summer or early fall 2002.

Coal Bank and Slater Dome Gas Prospect.
---------------------------------------

     Our initial interest is an area known as the Coal Bank Draw and Slater Dome Prospects (the "Prospects") located in Moffat County, Colorado and Carbon County, Wyoming, along the border between these two states, where Skyline own a 33% working interest in 15,326 gross acres. The primary drilling objective in this area is the Lower Illes coal formation of the Mesa Verde Formation at depths ranging from 700 to 3,200 feet. This formation is expected to have significant quantities of methane gas generated from coal beds.

     The secondary drilling objective is the deeper Niobrara Formation. Oil has been discovered and produced from the Niobrara Formation in the Sierra Madre Oil Field adjacent to the Prospects. The Niobrara Formation is predominately a shale formation that has been fractured by fault movement in the prospect area along the King Solomon Fault Zone. Fractured shale is capable of storing large amounts of hydrocarbons, with the increased permeability and porosity created by faulting.

     Effective August 17, 2000, our subsidiary Skyline entered into an Operating Agreement (the "Operating Agreement") with Phillips Petroleum Co. ("Phillips") whereby Phillips became operator for the Prospects. In April 2002, Infinity, Inc. ("Infinity") acquired Phillips's 50% interest in these properties and resigned as operator. A successor operator has not yet been appointed.

     Skyline is obligated to pay 33% of all costs incurred for exploration or development wells in which it elects to participate. The operator controls the costs of the wells. To date, Skyline has made payments of $1,200,000 for drilling on the Prospects. Under the present arrangement, it is anticipated that the successor operator would direct the future of these prospects and Skyline would participate in its proportionate share of the costs. The successor operator is also anticipated to direct the construction of a pipeline which would be necessary to transport natural gas production from these properties. Skyline may elect to participate in the costs of the pipeline, but is under no obligation to do so.

     Management believes, based upon the results of exploratory wells on the Prospects, the close proximity to existing producing oil and gas fields, and information concerning the oil and gas potential in the area, that there is likelihood that coal bed generated methane natural gas can be economically produced from the Prospects. However, we have sold no hydrocarbons from these the wells in this area, and there is no assurance that any reserves can be produced in the future. We believe that the Prospects also have potential for oil production, although this is not our primary objective for this field at this time.

Blue Star Acid Services, Inc.

     Subsequent to our February 28, 2002 year-end, we acquired Blue Star Acid Service, Inc. ("Blue Star"). Blue Star is an oil field services company operating in the State of Kansas and Oklahoma. Blue Star's equipment consists of trucks and oil well service equipment and supplies. We intend to continue the business of Blue Star following the acquisition.

     We acquired 100% of the stock of Blue Star from one of our shareholders. We paid $670,000 for the stock as follows: (i) $100,000 in cash; (ii) 400,000 shares of restricted common stock of Dover Petroleum Corp. which the parties have agreed has a value of $250,000; (iii) a promissory note for the principal amount of $220,000 with a 7% interest rate, $95,000 plus interest payable 120 days after closing and $125,000 plus interest payable one year after closing;
(iv) a promissory note, payable to an independent contractor for past services, for the principal amount of $50,000 with a 7% interest rate, $25,000 plus interest payable 120 days after closing and $25,000 plus interest payable one year after closing; and (v) 25,000 shares of our restricted common stock valued at $2.00 per share issued to an independent contractor for past services.

     We valued Blue Star based upon arms length negotiations considering the value of the equipment, inventory and the goodwill of the business as an going concern. We used our cash reserves to pay for the cash payment at closing and anticipate that the revenue generated from Blue Star's business will pay for the promissory note payments.

     See the financial statements of Blue Star filed as an exhibit to this report.

Facilities.

     Our executive and administrative headquarters are located at 5525 Erindale Drive, Suite 201, Colorado Springs, Colorado 80914. We, and our subsidiary New Frontier, share this space with MCM Capital Corp., an affiliate of certain of our officers, on a month-to-month basis for monthly rent of $1,000. Our other subsidiary, Skyline, occupies space at 3000 Youngfield, Suite 338, Lakewood, Colorado 80215. It presently occupies approximately 150 square feet of office space and has access to a conference room, drafting room, supply room and storage facilities on an as needed basis. Skyline pays $400 per month on a month-to-month basis for this space. We anticipate that this space will be adequate for the foreseeable future.

Employees.

     We currently have no employees. Our subsidiary, New Frontier has four employees, including some of its officers and others who serve on a full-time basis. New Frontier's president, Jubal S. Terry, is also president of our subsidiary, Skyline Resources, Inc. and serves full-time. Messrs. McElhaney and Conrad, officers and directors of the Company and New Frontier, serve on a part-time basis. Blue Star Acid Services, Inc., which we acquired subsequent to February 28, 2002 year end, has ten full time employees.

     From time to time, we utilize the services of clerical and accounting personnel on a part-time basis, and the services on a contract basis of geologists, engineers, landmen and other professionals as may be necessary for our oil and gas operations.

Competition

     Our competitors include major oil companies and other independent operators, most of which have financial resources, staffs and facilities substantially greater than ours. Competition in the oil and gas industry is intense. We also face intense competition in obtaining capital for drilling and acquisitions and are at a competitive disadvantage compared with larger companies.

Government Regulation

     The production and sale of oil and gas are subject to various federal, state and local governmental regulations, which may be changed from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation and environmental protection. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Changes in these regulations could have a material adverse effect on the company.

Glossary of Terms

Bbls:            Barrels of oil.

Bcfe: Billion cubic feet of gas equivalent, calculated on the basis of six Mcf of gas for one Bbl of oil.

BTU: British Thermal Unit - the amount of heat necessary to raise the temperature of one pound of water one degree fahrenheit.

Gross acre:      An acre in which a working interest is owned, without regard to the size of the interest.

Gross well:      An oil or gas well in which a working interest is owned,
                 without regard to the size of the interest.

Leases: Full or partial leasehold interests in oil and gas prospects, authorizing the owner thereof to drill for, reduce to possession and produce and sell oil and gas, subject to the payment of rentals, bonuses and/or royalties.

Mbbls:           Thousand Bbls.

MMBTU:           Million BTU's.

Mcf:             Thousand cubic feet.

Mmcf:            Million cubic feet.

Mmcfe: Million cubic feet of gas equivalent, calculated on the basis of six Mcf of gas for one Bbl of oil.

Net acres:       One net acre is deemed to exist when the sum of the fractional working interests owned in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres.

Net well:        One net well is deemed to exist when the sum of fractional working interests owned in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells.

Proved           Proved reserves that are expected to be recovered through
Developed        existing wells with existing equipment and operating methods.
Reserves:

Proved           Quantities of oil and gas which geological and engineering data
Reserves:        demonstrate with reasonable certainty to be recoverable in future years from known reservoirs.

Proved           Proved reserves that are expected to be recovered from new
Undeveloped      wells or from existing wells where a relatively major
Reserves:        expenditure is required for recompletion.

Item 3. Legal Proceedings.

     Prior to February 28, 2002, we were a defendant in Colorado District Court litigation filed by Phillips Petroleum Co. for an alleged default on payment of working interest costs under the Operating Agreement for the Slater Dome Coal Bank Prospects, which were contractually assumed by a third party. Subsequent to year end, in May 2002, the parties to this litigation reached a settlement with no action or payment required by us, and the case was dismissed by the Court on May 28, 2002.

     There are no other material legal proceedings, that we are aware of, pending or threatened against us or in which any of our officers or directors are parties adverse to the our interests.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to the security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Our common stock currently trades over the counter and quotations are currently reported on the "Bulletin Board" maintained by the NASD. The following table shows the range of high and low bids for our common stock for the last two fiscal years or portions thereof as reported by the NASD. Prices represent quotations between dealers, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent prices at which actual transactions occurred.

         Fiscal Quarter Ended                High                       Low
         --------------------               ------                     ------

         May 31, 2000                       $10.50                      $3.25
         August 31, 2000                      5.25                       2.00
         November 30, 2000                    6.38                       2.25
         February 28, 2001                    2.38                       1.13

         May 31, 2001                         2.15                       0.76
         August 31, 2001                      1.90                       1.01
         November 30, 2001                    1.40                       0.75
         February 28, 2002                    3.90                       1.25

     As of May 28, 2002, there were 1,706 record holders of our common stock. We estimate that there were approximately 1,900 beneficial owners. No dividends have been paid with respect to our common stock and we have no plans to pay dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs and plans for expansion.

Recent Sales of Unregistered Securities.
---------------------------------------

     On February 6, 2002, we issued 8,556,923 shares of our common stock for all of the outstanding stock of New Frontier, which issuance was not registered under the Securities Act of 1933 ("Act"). This share exchange was completed pursuant to the provisions of Section 4(2) and Rule 506 of Regulation D of the Act. The Company obtained subscription agreements containing representations from all of the New Frontier shareholders as to their knowledge, sophistication and financial condition. No form of general solicitation was used in connection with the offering and all of the certificates representing the shares sold in the transaction were restricted within the meaning of the 1933 Act and will bear the restrictive legend as required by Rule 144 under the 1933 Act. No commission or other remuneration was paid in connection with the transaction.

Item 6. Managements' Discussion and Analysis or Plan of Operation.

     We are a domestic energy company engaged in the exploration, development and production of oil and natural gas reserves in the continental United States. We derive our revenue from producing and selling oil and natural gas to third parties.

     Effective February 2002, we acquired all of the outstanding stock of New Frontier, then a privately held Colorado corporation. As a result of that transaction, New Frontier became our wholly owned subsidiary, and New Frontier's subsidiary, Skyline became our subsidiary. Both New Frontier and Skyline are also engaged in the oil and gas industry, although neither had any production or revenue during the period ended February 28, 2002.

     Effective with the date of acquisition, we issued 8,556,923 shares of our common stock to the former shareholders of New Frontier, representing approximately 90% of our then-issued and outstanding common stock. Because of the number of shares issued in connection with the acquisition, the transaction has been treated for accounting purposes as a recapitalization of New Frontier as though New Frontier were the acquiring entity, although from a legal standpoint, we were the acquiring entity. The transaction was essentially treated as a reverse acquisition for accounting purposes, as if New Frontier had acquired us.

     Historically, New Frontier had a fiscal year end of October 31. Because New Frontier was deemed the acquiring entity for accounting purposes, its fiscal year survives for reporting purposes under relevant rules of the Securities and Exchange Commission. On May 16, 2002, a determination was made to change our fiscal year end from October 31 to February 28. The decision was made by our Board of Directors and was effective for the period ending February 28, 2002.

     The following discussion and analysis covers our financial condition at February 28, 2002 and changes in our financial condition since October 31, 2001, the end of the fiscal year end of New Frontier. Our assets and liabilities at February 28, 2002 include our historical assets and liabilities and those of New Frontier which we acquired in the exchange. The results of operations for the period November 1, 2001 through February 28, 2002 are those of New Frontier and the combined entities beginning February 6, 2002, the date of the acquisition. The results of operation also analyze the results of New Frontier for the comparable period of the prior year.

Liquidity and Capital Resources.

February 28, 2002
-----------------

     At February 28, 2002, we had a deficit in working capital of ($419,162), consisting of current assets of $519,125 and current liabilities of $938,287. We also had an accumulated shareholders' equity of $2,441,509. Our working capital position at February 28, 2002 represented a slight improvement from October 31, 2001. Our primary source of liquidity at February 28 was marketable securities in the approximate amount of $400,000, most of which were transferred subsequent to the end of the period in connection with another acquisition. Consequently, we require additional capital to continue in operation and development of our properties.

     Also subsequent to the end of the period, we converted $500,000 in notes payable to related parties into common stock. This has reduced our current liabilities and helped our working capital position.

     Cash decreased $182,064 from the end of the prior period to February 28, 2002, or approximately 30%. Cash was used during this period to reduce our debt and pay for general and administrative expenses. Current assets increased $201,572, or approximately 63%, between year-end October 31, 2001 and February 28, 2002. Current liabilities increased $127,891, or approximately 15.8%, between year-end October 31, 2001 and February 28, 2002. We had no marketable equity securities at October 31, 2001, as these were acquired in the acquisition of New Frontier Energy, Inc.

     Capital Requirements. Our existing needs for capital include acquiring additional properties, and drilling and developing our existing oil and gas properties. We are committed to contribute our share of the operating costs for properties where we are a party to an operating agreement, such as the Slater Dome and Coal Bank Prospects. For that prospect, we have contributed $1.2 million to date and the field is still not developed. We can expect to be required to make additional significant contributions to this property in the future, and a pipeline still must be constructed. Our other properties also will require capital if we wish to develop the properties and sell our oil and gas products necessary to generate revenue.

     Wherever possible, we will attempt to reduce drilling and development expenses for our properties by sharing such expenses with the other interest owners in our properties. We will conduct such operations ourselves where it is cost effective, but will also retain service companies and consultants to conduct our operations where appropriate and on a cost competitive basis. Regarding additional properties, we will seek properties that we believe are attractively priced and will raise additional financing if necessary for their acquisition of New Frontier Engergy, Inc.

     We also require cash for production, general and administrative costs. To date, our general and administrative expenses have been relatively modest, as most of our officers serve without compensation. However, as our operations increase, we expect that our expenses will also increase.

     Historically, New Frontier relied on private debt and equity financing to support its capital requirements. During calendar 2001, New Frontier completed two private placements of common stock. In the first placement, it raised approximately $975,000 in an offering exempt from registration under Rule 504 of Regulation D of the Securities Act of 1933 (the "Act") under which 975,000 shares of common stock were sold. In a second private placement, it raised approximately $815,000 in debt in the form of bridge loans, in an offering exempt from registration under Rule 506 of Regulation D of the Act. The proceeds from the second offering were used to finance drilling costs as required under the Operating Agreement with Phillips Petroleum Co. Prior to year-end 2002, an aggregate of $140,000 of those bridge loans were converted to equity in accordance with the terms of the loan documents.

     Historically, we have relied on cash from operations and debt financing to operate. We currently have outstanding a promissory note with a bank in the principal amount of $575,581, due in full on March 18, 2005, with quarterly payments of $38,000 at an interest rate .75% above the Wall Street Journal prime. We intend to repay this obligation from cash flow and from additional equity financing.

     We are therefore dependent upon our ability to obtain capital from outside sources, as well as generate cash from operations, to continue as a going concern. We do not anticipate being able to borrow from banks due to the amount of our present debt. We will attempt to raise capital through private debt or equity, although we have no commitments for such financing at the present time. We believe it is easier to obtain financing as a publicly, rather than privately held, entity. We have also acquired, subsequent to February 28, 2002 year-end, Blue Star Acid Services, Inc. for cash and stock which we hope will provide additional cash flow. In addition, we hope to sell some of the properties in Wyoming that we held prior to the acquisition with New Frontier, as they may not fit into our business plan.

October 31, 2001
----------------

     At October 31, 2001, we had a deficit in working capital of ($492,843), consisting of current assets of $317,553 and current liabilities of $810,396. We also had shareholders' equity of $2,501,603 at that time. We only commenced operation in June 2001 when we acquired Skyline Resources, Inc.

Results of Operation.

Four months ended February 28, 2001
-----------------------------------

     During the four months ended February 28, 2002, we realized a net loss of ($301,112), or $0.01 per share, on total revenue of $13,621. Oil and gas production costs were $11,259, resulting in a gross margin of $2,362. Our revenue was extremely limited, as our only producing properties were only marginally productive. The remaining properties are all undeveloped.

     Our total operating expenses for this period was $280,585. General and administrative expenses in the amount of $204,547 represented our greatest expense. This is due in a great part to the costs associated with the acquisition of New Frontier and the cost to evaluate properties to acquire. Dry hole costs were $61,383 and represented our next largest expense.

     We expect to continue to incur losses until such time as our properties are produced to generate sufficient revenues to cover our cost and expenses. However, due to the limited number of properties we have online to be produced in the near future, we are unable to predict with any degree of accuracy when that will occur.

November 1, 2001 to February 28, 2001
-------------------------------------

     From November 1, 2000 to February 28, 2001, we lost $6,600 on no revenue. New Frontier had only recently commenced operation, and had no expenditures to speak of.

Special Factors

     In addition to the other factors set forth in this Report, investors should be aware of the following factors which may affect our business, results of operations and/or financial condition in the future:

     (A) We do not have substantial proved reserves. The Slater Dome and Coal Bank Prospects are our primary oil and gas property where we have invested most of our capital resources. This field is still in the development stage, and no estimate can be made at this time as to proved oil and natural gas reserves, nor can any guarantees be made that sufficient reserves will be discovered for production. Proving any reserves will require substantial additional working capital to construct a pipeline to the Prospects, either from us or a third party, and we have no commitment for such financing.

     (B) Reserve estimates are inherently imprecise. Estimates of proved reserves of oil and gas and future net cash flows therefrom are based on various assumptions and interpretations and, therefore, are inherently imprecise. Actual future production, revenues, taxes, development expenditures, operating expenses and other factors may vary significantly from current estimates and the estimated quantities of recoverable oil and gas reserves may be subject to revision based upon production history, results of future exploration and development, prevailing oil and gas prices, operating costs and other factors. Revisions in reserve estimates can affect the Company in various ways, including changes in the borrowing base under its loan agreement, changes in depreciation, depletion and amortization expense and, in the case of reductions in reserve estimates, the need to create a provision for impairment of its oil and gas assets.

     (C) If Skyline acquires or discovers any natural gas reserves, it will be dependant on the construction and maintenance of a natural gas pipeline to deliver the product for marketing. In order for Skyline to sell any natural gas from its Slater Dome and Coal Bank Prospects, there will have to be constructed and maintained a pipeline to deliver natural gas to an interstate or intrastate natural gas pipeline system. There is no assurance that either we or Skyline will have the working capital to construct this line. In addition, Skyline will be dependent on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of the gas supplies. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the Federal Energy Regulatory Commission or state regulatory agencies. An inability to obtain transportation and/or storage services at competitive rates can hinder the processing and marketing operations and/or affect sales margins.

     Many aspects of gathering, processing, marketing and transportation of natural gas are subject to federal, state and local laws and regulations which can have a significant impact upon overall operations. The construction and operation of gathering lines, plants and other facilities are subject to environmental laws and regulations that could affect the financial position or results of operations.

     (D) Skyline's primary oil and gas property is subject to an Operating Agreement with Infinity, Inc. The primary prospects of Skyline, the Slater Dome and Coal Bank Prospects, are subject to an operating agreement with Infinity, Inc., the owner of a 50% interest in the field. The operator of that property has control over the management of the operations on the prospects and makes decisions regarding development of the field. These decisions may affect the cash requirements of Skyline. Skyline has the option to participate in drilling on a well- by-well basis. If Skyline elects to participate in any well, Skyline is obligated to contribute 33% of the costs and if Skyline is unable to make such payments, Skyline's interests may be forfeited. If an operator is not selected in the near future, we may determine to operate the Prospects on our own and seek contribution from the other interest owners.

     (E) We are operating in oil and natural gas exploration, which is a high-risk activity, and our participation in drilling may not be successful. Our future success will depend largely on the success of the exploration drilling program. Participation in drilling activities involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be discovered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

        Unexpected drilling conditions;

        Blowouts,   fires  or  explosions  with  resultant  injury,  death  or environmental damage;

        Pressure or irregularities in formations;

        Equipment failures or accidents;

        Adverse weather conditions;

        Compliance with governmental requirements and laws, present and future; and

        Shortages or delays in the availability of drilling rigs and the delivery of equipment.

     Even when properly used and interpreted, geological and geophysical data and techniques are only tools used to assist management in identifying subsurface structures and hydrocarbon indicators. They do not allow management to know conclusively if hydrocarbons are present or economically producible. Poor results from drilling activities would materially and adversely affect future cash flows and results of operation.

     (F) Operations will be effected by future oil and natural gas prices that fluctuate widely, and low prices could have a material adverse effect on future our operations. Our future success will depend largely on the prices received for natural gas and oil production. Prices received also will affect the amount of future cash flow available for capital expenditures and may affect the ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically produced from reserves either discovered or acquired.

     Prices for natural gas and oil fluctuate widely. For example, natural gas and oil prices declined significantly in 1998 and 2001, and, for an extended period of time, remained below prices obtained in previous years. Factors that can cause price fluctuations include:

        The level of consumer product demand;

        Weather conditions;

        Domestic and foreign governmental regulations;

        The price and availability of alternative fuels;

        Political conditions in natural gas and oil producing regions;

        The domestic and foreign supply of natural gas and oil;

        The price of foreign imports; and

        Overall economic conditions.

     (G) We are in the oil and natural gas business that involves many operating risks that can cause substantial losses. The oil and natural gas business involves a variety of operating risks, including:

        Fires;

        Explosions;

        Blow-outs and surface cratering;

        Uncontrollable flows of underground natural gas, oil or formation water;

        Natural disasters;

        Pipe and cement failures;

        Casing collapses;

        Embedded oilfield drilling and service tools;

        Abnormal pressure formations; and

        Environmental hazards such as natural gas leaks, oil spills, pipeline ruptures or discharges of toxic gases.

         If any of these events occur, we could incur substantial losses as a result of:

        Injury or loss of life;

        Severe damage to and destruction of property, natural resources or equipment;

        Pollution and other environmental damage;

        Clean-up responsibilities;

        Regulatory investigation and penalties;

        Suspension of our operations; or

        Repairs necessary to resume operations.

     If we were to experience any of these problems, it could affect well bores, platforms, gathering systems and processing facilities, any one of which could adversely affect the companies' ability to conduct operations. For some risks, we nor our subsidiaries may obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect operations. Moreover, we can not assure the shareholders that they will be able to maintain adequate insurance in the future at rates considered reasonable.

Item 7. Financial Statements.

     Reference is made to the Index of Financial Statements following Part IV of this Report for a listing of the Company's financial statements and notes thereto.

Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following individuals presently serve as our officers and directors:

Name                     Age        Position
----                     ---        --------

Raymond E. McElhaney     45         Chairman  of  the  Board  of  Directors  and
                                    Secretary

Bill M. Conrad           45         President,  Chief  Financial and  Accounting
                                    Officer, Treasurer and Director

Jubal S. Terry           44         Director

     Messrs. McElhaney, Conrad and Terry serve as our directors until the next annual meeting of shareholders and until their successors are elected and qualify. Each individual serves as an officer at the will of the Board of Directors. Messrs. McElhaney, Conrad and Terry have served in their current capacities since the acquisition of New Frontier and Skyline in February 2002.

     The following represents a summary of the business history of each of the foregoing individuals for the last five years:

     Raymond E. McElhaney
     --------------------
     Chairman and Secretary. Since 2000, Mr. McElhaney has served as Vice President of our wholly owned subsidiary, New Frontier. In 1990, Mr. McElhaney co-founded MCM Capital Management Inc., a privately held financial management company and continues to serve as president of MCM Capital. Mr. McElhaney also served as a director of United States Exploration, Inc. from May 18, 1990 to February 18, 1992, a public company currently trading on the American Stock Exchange. Mr. McElhaney's financial experience in the operations and management of public companies led him to numerous senior management positions within the oil and gas industry. Mr. McElhaney's various duties included oil and gas exploration drilling to pipeline construction and management. Mr. McElhaney received has Bachelor of Science degree in Business Administration in 1978.

     Bill M. Conrad
     --------------
     President, Treasurer and Director. Since 2000, Mr. Conrad has served as Vice President of our wholly owned subsidiary, New Frontier. In 1990, Mr. Conrad co-founded MCM Capital Management Inc. and continues to serve as vice president of MCM Capital. Over the past 12 years, Mr. Conrad has served in the office of president, vice president, chief financial officer and director of several publicly traded companies. He has served most companies primarily in the area of corporate finance.

     Jubal S. Terry
     --------------
     Director. In 1998, Mr. Terry co-founded Skyline Resources, Inc. where he still serves as president. From 1985 through 1995, Mr. Terry was co-founder and vice president of American Rivers Oil Company, a publicly traded oil and gas company until it was acquired by Alliance Energy. From 1985 to 1986, Mr. Terry co-founded Karlton Terry Oil Company and was responsible for all drilling, completion and production in the Rocky Mountain Region. From 1983 through 1984, Mr. Terry was Operations/Exploration Manager for Oil Development Company in which he was responsible for all drilling and development in the Appalachian Basin. Mr. Terry received his Bachelor of Science degree in Geology from Western State College in Gunnison, Colorado in 1980.

     No family relationships exist between any of our officers and directors.

COMPLIANCE WITH SECTION 16.

     The following table sets forth each director, officer or beneficial owner of more than ten percent of any class of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the fiscal year, that failed to file on a timely basis, Forms 3, 4 or 5 as required by
Section 16(a) during the most recent fiscal year or prior years.

Name of Reporting Person   Late Form 3   Late Form 4  Late Form 5   Transactions
------------------------   -----------   -----------  -----------   ------------
Michael D. Herman                0              1          0             4
Ray Mason                        0              2          0             2

Item 10: Executive Compensation

     The following table summarizes the total compensation of our chief executive officer (the "Named Executive Officer") for the periods indicated. No other executive officer received more than $100,000 in salary and bonuses during the transition period.


                              SUMMARY COMPENSATION
                                                                                             Long Term
                                          Annual Compensation                              Compensation
                                          -------------------                          ---------------------
                                                                        Other          Securities Underlying
                                                                       Annual                 Options
            Name          Period                 Salary             Compensation
            ----          ------                 ------             ------------
Raymond E.  McElhaney,    Transition period     $36,000(1)                0                        0
Chairman of the Board     from 11/1/01
                          to 2/28/02

                          Year End 2/01               0                   0                        0

                          Year End 2/00               0                   0                        0

-----------------------------------
     (1) Mr. McElhaney was paid compensation as Vice President of New Frontier Energy, Inc. during this period.

     Our executive officers did not receive any compensation or other renumeration in their capacity during the period ended February 28, 2002, and it is not expected that such individuals will be paid compensation in that capacity in the foreseeable future. Our directors presently serve without compensation, but are entitled to be reimbursed for reasonable and necessary expenses incurred on our behalf.

     New  Frontier's  president,  Jubal  S.  Terry,  is  also  president  of New
Frontier's subsidiary, Skyline Resources Inc. and serves full-time. In his capacity as President of Skyline, Mr. Terry is employed pursuant to an employment agreement effective February 1, 1999 for a three-year term for monthly salary of $9,250. During the transition period ended February 28, 2002, Mr. Terry received $9,250 in compensation as president of Skyline. In addition, Mr. Terry received compensation from New Frontier before it became our subsidiary in February 2002. Bill M. Conrad and Raymond E. McElhaney are employed by New Frontier and during the transition period ended February 28, 2002, Messrs. Conrad and McElhaney each received $9,000 per month.

     As of fiscal year end February 28, 2002, there were 75,000 outstanding options issued under the Wyoming Oil & Minerals, Inc. Y2K Employee Benefit Plan (the "Stock Option Plan") to one consultant who is not an officer or director, exercisable for a price of $1.50 per share. Subsequent to February 28, 2002, these 75,000 options were exercised. All available options and grants under the Stock Option Plan have been issued, and there remains no options or grants under the Stock Option Plan to be issued or exercised.

Item 11: Security Ownership of Certain Beneficial Owners and Management

     As of the date of this filing, there were a total of 10,186,680 shares of our Common Stock outstanding, the only class of voting securities currently outstanding.

     The following tabulates holdings of our Common Stock as of May 31, 2002 by each person who holds of record, or is known by management to own beneficially, more than 5% of the voting securities outstanding and, in addition, by all directors and officers of the Company individually and as a group. The shareholders listed below have sole voting and investment power. All ownership of securities is direct ownership unless otherwise indicated. All addresses of the officers and directors are located at our address at 5525 Erindale Dr., Suite 201, Colorado Springs, Colorado 80918 unless otherwise indicated.

Officers and Directors                 No. of Shares         % of Shares Owned
----------------------                 -------------         -----------------

Raymond E. McElhaney(1)                 1,087,500                   10.68%

Bill M. Conrad                          1,023,000                   10.04%

Jubal S. Terry                            590,000                    5.79%

Officers and Directors as a group(1)    2,700,500                   26.51%
(3 individuals)

5% shareholders
---------------

Ronald R. McGinnis                        541,667                    5.32%
597 W. Waterview Dr.
Green Valley, AZ 85614

John D. McKey, Jr.(2)                   1,387,374                   13.44%
7737 S.E. Loblolly Bay Dr.
Hobo Sound, FL 33455

Candice McKey(3)                        1,387,374                   13.44%
7737 S.E. Loblolly Bay Dr.
Hobo Sound, FL 33455

----------------------------
     (1) Includes 87,500 shares owned jointly by Mr. McElhaney and Tamara D. McElhaney, the wife of Mr. McElhaney.

     (2) Includes 314,041 shares and warrants owned by Mr. McKey's wife, Candice McKey, of which he disclaims beneficial ownership; includes 83,333 warrants exercisable for $1.00 per share until September 14, 2003;and 25,000 warrants exercisable for $1.00 per share until March 14, 2003.

     (3) Includes 1,073,333 shares and warrants owned by Mrs. McKey's husband, John D. McKey, Jr. of which she disclaims beneficial ownership; includes 25,000 warrants exercisable for $1.00 per share until March 14, 2003.

Changes In Control.
------------------

     We know of no arrangements, including the pledge of any of our securities, which may result in a change of control in the future.

Item 12. Certain Relationships and Related Transactions.

     Our executive and administrative headquarters, located at 5525 Erindale Drive, Suite 201, Colorado Springs, Colorado 80914, are shared with our subsidiary, New Frontier Energy. We share this space with MCM Capital Management Inc., an affiliate of two of our officers and directors, Raymond E. McElhaney and Bill M. Conrad, on a month-to-month basis for monthly rent of $1,000.


                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     The following is a list of exhibits filed or incorporated by reference into this Report:

Exhibit No.     Description
-----------     -----------

2.1(1) Agreement for Share Exchange and Plan of Reorganization between Wyoming Oil & Minerals, Inc. and New Frontier Energy, Inc. dated January 11, 2002

2.2(1) First Amendment to Agreement for Share Exchange and Plan of Reorganization between Wyoming Oil & Minerals, Inc. and New Frontier Energy, Inc., dated February 6, 2002

2.3* Letter Agreement between Wyoming Oil & Minerals, Inc. and Blue Star Acid Service, Inc., dated May 24, 2002

3.1(2) Articles of Incorporation of Wyoming Coal Corporation as filed with the Wyoming Secretary of State effective February 23, 1973

3.2(2) Articles of Amendment to the Articles of Incorporation of Wyoming Coal Corporation as filed with the Wyoming Secretary of State effective March 5, 1974

3.3(2) Articles of Amendment to the Articles of Incorporation of Wyoming Coal Corporation as filed with the Wyoming Secretary of State effective August 18, 1981

3.4(2) Articles of Amendment (to the Articles of Incorporation) by Shareholders of Wyoming Oil & Minerals, inc. as filed with the Wyoming Secretary of State effective February 18, 2000

3.5 (2)         By-Laws of Wyoming Oil and Minerals, Inc., as amended.

4               Not applicable.

9               Not applicable.

10.1(2)         Wyoming Oil and Minerals, Inc. Y2K Employee Benefit Plan

10.2*           Promissory Note between Wyoming Oil & Minerals, Inc and Russell
                W. McCoy, dated May 31, 2002

11              Not applicable.

13              Not applicable.

16              Not applicable.

18              Not applicable.

21.1*           List of subsidiaries.

22              Not applicable.

23              Not applicable.

24              Not applicable.

27              Not applicable.

99* Financial Statements of Blue Star Acid Services, Inc. for the three years ended December 31, 2001, with independent auditor's report.

-------------------
* Filed herewith.

     (1) Filed an Exhibit to the Company's Form 8-K dated February 6, 2002 and incorporated herein by reference.

     (2) Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-8 filed on March 3, 2000, SEC File No. 333-31936 and incorporated herein by reference.

     (b) Reports on Form 8-K.

         (i) Form 8-K dated February 6, 2002 to report share exchange with New Frontier Energy, Inc. and change in control;

         (ii) Form 8-K/A dated February 6, 2002 to report Financial Statements, Proforma Financial Information and Exhibits.

         (iii) Form 8-K/A dated February 6, 2002 to report Financial Statements, Proforma Financial Information, Change of Fiscal Year and Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Colorado Springs, Colorado on the 13th day of June 2002.


                                          WYOMING OIL & MINERALS, INC.


                                          By:      /s/ Bill M. Conrad
                                             -------------------------------
                                                   Bill M. Conrad, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

     Signatures                              Title                     Date
     ----------                              -----                     ----



/s/ Raymond E. McElhaney        Chairman of the Board             June 13, 2002
--------------------------      and Secretary                     --------------
Raymond E. McElhaney


/s/ Bill M. Conrad              President, Chief Financial        June 13, 2002
--------------------------      and Accounting Officer,           -------------
Bill M. Conrad                  Treasurer and Director


/s/ Jubal S. Terry              Director                          June 13, 2002
--------------------------                                        -------------
Jubal S. Terry

                          WYOMING OIL & MINERALS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE PERIOD ENDED FEBRUARY 28, 2002

                                TABLE OF CONTENTS
                                                                         Page
                                                                         ----

Independent Auditor's Report                                              F-1

Consolidated Financial Statements
     Balance Sheets                                                       F-2
     Statements of Operations and Comprehensive Loss                      F-3
     Statements of Stockholders' Equity                                   F-4
     Statements of Cash Flows                                             F-5

Notes to Consolidated Financial Statements                                F-6

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



Board of Directors and Shareholders
Wyoming Oil & Minerals, Inc.

I have audited the accompanying balance sheet of Wyoming Oil & Minerals, Inc. and subsidiaries as of February 28, 2002 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the period from November 1, 2001 to February 28, 2002. I have also audited the accompanying consolidated statements of operations and comprehensive loss and cash flows of New Frontier Energy, Inc. only for the period from November 1, 2000 to February 28, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

The consolidated financial statements of New Frontier Energy, Inc. and subsidiary as of and for the year ended October 31, 2001 were audited by other auditors whose opinion dated April 19, 2002 on those statements was unqualified.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wyoming Oil & Minerals, Inc. as of February 28, 2002, and the results of its operations and changes in its stockholders' equity and its cash flows for the period from November 1, 2001 to February 28, 2002 and the results of operations and cash flows of New Frontier Energy, Inc. for the period from November 1, 2000 to February 28, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                  /s/ Maurice M. Morton
                                                  ---------------------------
                                                  MAURICE M. MORTON
                                                  Certified Public Accountant

May 24, 2002
Casper, Wyoming


                          WYOMING OIL & MINERALS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                           February 28,   October 31,
                                                               2002         2001 (a)
                                                           -----------    -----------
      ASSETS

CURRENT ASSETS
      Cash                                                 $    76,752    $   258,816
      Accounts receivable                                        6,508         20,737
      Marketable equity securities (Note 3)                    401,264           --
      Inventory of oil in tanks - at lower of cost
        (specific identification) or market                     34,601           --
      Note receivable                                             --           38,000
                                                           -----------    -----------
             Total current assets                              519,125        317,553
                                                           -----------    -----------

Property and equipment, net of accumulated depreciation
  and depletion of $11,209 at February 28, 2002 and
  $1,621 at October 31, 2001 (Notes 4, 5 and 6)              3,372,638      2,992,296
                                                           -----------    -----------

OTHER ASSETS
      Financing fees, net of accumulated amortization
        of $15,867                                               5,133           --
      Other                                                     12,913          2,150
                                                           -----------    -----------
                                                                18,046          2,150
                                                           -----------    -----------

                                                           $ 3,909,809    $ 3,311,999
                                                           ===========    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                     $   102,871    $   148,793
      Accrued expenses                                         146,659         86,603
      Notes payable ($500,000 related party) (Note 5)          578,750        575,000
      Current portion of long-term debt (Note 6)               110,007           --
                                                           -----------    -----------
             Total current liabilities                         938,287        810,396
                                                           -----------    -----------

Long-term debt (Note 6)                                        530,013           --
                                                           -----------    -----------

STOCKHOLDERS' EQUITY (Notes 2 and 8)
      Common stock, 25,000,000 shares authorized,
        $.01 par value, 9,572,639 issued and outstanding        95,726          8,557
      Preferred stock, 2,000,000 shares authorized,
        no par value, none issued or outstanding                  --             --
      Additional paid in capital                             2,877,157      2,904,150
      Accumulated deficit                                     (712,216)      (411,104)
      Accumulated other comprehensive income,
        net of deferred income taxes                           180,842           --
                                                           -----------    -----------
                                                             2,441,509      2,501,603
                                                           -----------    -----------

                                                           $ 3,909,809    $ 3,311,999
                                                           ===========    ===========


(a) Represents only the consolidated financial position of New Frontier Energy, Inc. (the accounting acquirer) and its subsidiary, Skyline Resources, Inc.

See accompanying notes to the consolidated financial statements.

                          WYOMING OIL & MINERALS, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                    Period From             Period From
                                                  November 1, 2001       November 1, 2000
                                                   to February 28,        to February 28,
                                                      2002 (a)               2001 (b)
                                                  ----------------       ----------------
Operating revenues
       Oil and gas sales                          $         13,621       $          --
                                                  ----------------       ----------------

Operating expenses
       Oil and gas production costs                         11,259                   --
       Exploration costs                                       218                   --
       Dry hole costs                                       61,383                   --
       General and administrative                          204,547                  6,540
       Depreciation, depletion and amortization              3,761                   --
                                                  ----------------       ----------------
             Total operating expense                       281,168                  6,540
                                                  ----------------       ----------------

(Loss) from operations                                    (267,547)                (6,540)
                                                  ----------------       ----------------

Other income (expense)
       Interest income                                         269                   --
       Interest expense                                    (33,834)                   (60)
                                                  ----------------       ----------------
             Other income (expense), net                   (33,565)                   (60)
                                                  ----------------       ----------------

(Loss) before income taxes                                (301,112)                (6,600)

Income taxes
       Current                                                --                     --
       Deferred                                               --                     --
                                                  ----------------       ----------------
                                                              --                     --
                                                  ----------------       ----------------

Net (loss)                                                (301,112)                (6,600)

Other comprehensive income, net of tax
       Unrealized gain on available for
         sale securities                                   180,842                   --
                                                  ----------------       ----------------

Comprehensive (loss)                              $       (120,270)      $         (6,600)
                                                  ================       ================

Net loss per common share
       Basic and diluted                          $          (0.01)                NIL

Weighted average shares outstanding
       Basic and diluted                                 8,736,132              8,556,923


(a) Represents the consolidated results of operations of New Frontier Energy, Inc. (the accounting acquirer) and its wholly owned subsidiary, Skyline Resources, Inc. consolidated with the results of operations of Wyoming Oil & Minerals, Inc. from February 6, 2002 (the date of acquisition) to February 28, 2002.

(b)  Represents New Frontier Energy, Inc. transactions only.

See accompanying notes to the consolidated financial statements.

                          WYOMING OIL & MINERALS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY


                                      Common Stock                                         Accumulated
                               --------------------------    Additional                      Other
                               $.01 Par Value                 Paid-in      Accumulated   Comprehensive
                                  Shares         Amount       Capital        Deficit        Income         Total
                                -----------   -----------   -----------    -----------    -----------   -----------
Balance, New Frontier Energy,
  November 1, 2001                8,556,923   $     8,557   $ 2,904,150    $  (411,104)   $      --     $ 2,501,603

Adjustment for reverse
  acquisition of Wyoming
  Oil & Minerals                    990,716        86,919       (76,743)          --             --          10,176
Sale of stock                        25,000           250        49,750           --             --          50,000

Net loss                               --            --            --         (301,112)          --        (301,112)

Unrealized gain on available
  for sale securities                  --            --            --             --          180,842       180,842
                                -----------   -----------   -----------    -----------    -----------   -----------

Balance, February 28, 2002        9,572,639   $    95,726   $ 2,877,157    $  (712,216)   $   180,842   $ 2,441,509
                                ===========   ===========   ===========    ===========    ===========   ===========

See accompanying notes to the consolidated financial statements.

                          WYOMING OIL & MINERALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Period From         Period From
                                                                    November 1, 2001    November 1, 2000
                                                                     to February 28,     to February 28,
                                                                        2002 (a)            2001 (b)
                                                                    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $(301,112)         $  (6,600)
     Adjustments to reconcile net (loss) to net cash
        provided by (used in) operating activities:
          Depreciation, depletion and amortization                          3,761                 38
          Abandonment of well                                              61,383               --
          (Increase) decrease in assets:
             Accounts receivable                                           17,097               --
             Inventory of oil in tanks                                      4,062               --
             Prepaid expense                                                 (906)              --
          Increase (decrease) in liabilities:
             Accounts payable                                            (133,882)             4,805
             Accrued expenses                                              36,198               --
                                                                        ---------          ---------

        Net cash used in operating activities                            (313,399)            (1,757)
                                                                        ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Collection of note receivable                                         38,000               --
     Purchase of property and equipment                                   (13,726)              --
     Cash acquired on reverse acquisition                                  57,061               --
                                                                        ---------          ---------

        Net cash provided by investing activities                          81,335               --
                                                                        ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                50,000               --
                                                                        ---------          ---------

        Net cash provided by financing activities                          50,000               --
                                                                        ---------          ---------

DECREASE IN CASH                                                         (182,064)            (1,757)

BEGINNING BALANCE                                                         258,816              2,017
                                                                        ---------          ---------

ENDING BALANCE                                                          $  76,752          $     260
                                                                        =========          =========

Cash paid for interest                                                  $    --            $    --
                                                                        ---------          ---------

Supplemental schedule of non-cash investing and financing activities:
        Equipment additions in accounts payable                         $   2,163          $    --
        Unproven property of $6,667 and equipment held
          for resale of $5,900 reclassified from abandonment
          of well                                                       $  12,567          $    --
        Vehicles purchased for $76,701 in exchange for
          notes payable of $64,439                                      $  64,993          $    --
        Issuance of stock for accounts payable                          $    --            $   9,098
        Issuance of stock in exchange for subscriptions
          receivable                                                    $    --            $  60,000


(a) Represents the consolidated results of operations of New Frontier Energy, Inc. (the accounting acquirer) and its wholly owned subsidiary, Skyline Resources, Inc. consolidated with the results of operations of Wyoming Oil and Minerals, Inc. from February 6, 2002 (the date of acquisition) to February 28, 2002.

(b)  Represents New Frontier Energy, Inc. transactions only.

See accompanying notes to the consolidated financial statements.

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Organization and Nature of Business
     -----------------------------------

     The Company was incorporated February 23, 1973 under the laws of Wyoming. The Company engages principally in the exploration, development and production of oil and gas which is mainly in Wyoming and Colorado. Effective February 6, 2002 the Company acquired 100% of New Frontier Energy, Inc. and its wholly owned subsidiary in a reverse acquisition (See
     Note 2).

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's subsidiaries are New Frontier Energy, Inc. ("NFE") and Skyline Resources, Inc. ("Skyline").

     Revenue Recognition
     -------------------

     The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells.

     Accounts Receivable
     -------------------

     The Company uses the direct  write off method for bad debts which  expenses
     uncollectible   accounts  in  the  year  they  become  uncollectible.   Any
     difference between this method and the allowance method is not material.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Net Income (Loss) per Common Share
     ----------------------------------

     The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income
     (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. The common shares issued to the controlling shareholders in the acquisition are considered outstanding for all periods presented. The outstanding shares of the shareholders of Wyoming Oil & Minerals, Inc. as of the date of acquisition are deemed outstanding for the period February 6, 2002 through February 28, 2002.

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     ------------------------------------------

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Marketable Equity Securities
     ----------------------------

     Marketable equity securities are classified as available-for-sale securities and are carried at fair value at the balance sheet date with the unrealized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in stockholders' equity.

     When securities are sold, the cost is based on the first-in, first-out method.

     Unproved Oil and Gas Properties
     -------------------------------

     All of the Company's interests in its oil and gas properties are located in the United States and are accounted for using the successful efforts method. Under the successful efforts method, the costs of successful wells, development dry holes and leases containing productive reserves are capitalized and amortized on a unit-of production basis over the life of the related reserves. Estimated future abandonment and site restoration costs, net of anticipated salvage values, are amortized on a unit-of-production basis over the life of the related reserves. Exploratory drilling costs are initially capitalized pending determination of proved reserves but are charged to expense if no proved reserves are found. Other exploration costs, including geological and geophysical expenses applicable to undeveloped leasehold, expiration costs and delay rentals, are expensed as incurred.

     Unproved leasehold costs are capitalized and are not amortized pending an evaluation of the exploration results. If unproved properties are determined to be productive, the related costs are transferred to proved oil and gas properties. If unproved properties are determined not to be productive, or if such properties have been otherwise impaired, the excess carrying value is charged to expense. Unproved properties are assessed quarterly for impairment in value, with any impairment charged to expense.

     The Company's proved oil and gas properties are reviewed for indications of impairment whenever events or circumstances indicate that the carrying value of its oil and gas properties may not be recoverable.

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     ------------------------------------------

     Other Property and Equipment
     ----------------------------

     Other property and equipment consists of furniture, fixtures and equipment and are recorded at cost and depreciated using the straight-line method over the estimated useful lives of three to five years. Maintenance and repairs are charged to expense as incurred.

     Financing Fees
     --------------

     Financing fees for acquisition of bank and other financing sources have been capitalized and are being amortized over the life of the debt.

     Stock-based Compensation
     ------------------------

     The Company has issued its common stock as compensation to non-employees. The Company measures the amount of stock-based compensation based on the fair value of the equity instrument issued or the services or goods provided as of the earlier of (1) the date at which an agreement is reached with the non-employee as to the number of shares to be issued for performance, or (2) the date at which the non-employees' performance is complete.

     Impairment of Long-Lived Assets
     -------------------------------

     The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

     Fair Value of Financial Instruments
     -----------------------------------

     Fair  value  estimates  discussed  herein  are based  upon  certain  market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, note receivable, accounts payable and accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand.

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     ------------------------------------------

     Off-Balance-Sheet Risk
     ----------------------

     Sales of oil and gas are made to domestic petroleum purchasing and refining companies with payment normally received within thirty to sixty days of sale. Billings to joint interest holders are normally received within thirty to sixty days of billing.

     Comprehensive Income
     --------------------

     Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's only item of comprehensive income (loss) is unrealized gains (losses) on available for sale securities.

     Income Taxes
     ------------

     The Company accounts for income taxes in accordance with SFAS No. 109 which requires the liability method of accounting for income taxes. The liability method requires the recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.

     Recent Pronouncements
     ---------------------

     In June 2001, SFAS No. 141 "Business Combinations" was issued. SFAS No. 141 requires that all business combinations be accounted for using the purchase method and that one of two specified criteria be met in identifying intangible assets apart from goodwill. Additional disclosures are required in respect to the primary reasons for the business combination and the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. The Company applied the provisions of SFAS No. 141 for the reverse acquisition that took place on February 6, 2002 (Note 2).

     In June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued. Under the provisions of SFAS No. 142 goodwill and other intangible assets with an indefinite life are no longer amortized but will be tested at least annually for impairment. The statement provides a two step process for estimating fair value of the reporting units and measuring the amount of impairment, if any, of goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

     The Company does not expect SFAS No. 142 to have a material impact on its financial statements because it does not have any recorded goodwill or other significant intangible assets.

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     ------------------------------------------

     Recent Pronouncements (Continued)
     ---------------------------------

     In August, 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement establishes a single model based upon SFAS No. 121 for accounting for the impairment or disposal of long-lived assets. It superseded FASB Statement No. 121 and the reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business and also amends certain provisions of Accounting Research Bulletin No. 51. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management believes that the adoption of SFAS No. 144 will have no material effect on the Company's financial statements.


2.   REVERSE ACQUISITION
     -------------------

     Effective February 6, 2002, the Company closed an Agreement for Share Exchange and Plan of Reorganization to acquire all of the issued and outstanding shares of New Frontier Energy, Inc. ("NFE") in exchange for 8,556,923 shares of the Company's common stock. NFE and its wholly owned subsidiary, Skyline Resources, Inc. ("Skyline") are also engaged principally in the exploration, development and production of oil and gas. Immediately following the acquisition, the former stockholders of NFE controlled the Company. The transaction was accounted for using accounting principles applicable to reverse acquisitions. Following reverse acquisition accounting, financial statements subsequent to the closing date are presented as a continuation of NFE. The Company then elected to change its year end from October 31 to February 28. Therefore, the financial statements reflect the consolidated financial position of the Company at February 28, 2002 and the results of operations from November 1, 2001 to February 28, 2002 including the consolidated operations of the two companies beginning February 6, 2002. The acquisition was valued at the fair value of the Company's assets and liabilities as determined by management on February 6, 2002 (per reverse acquisition accounting). Such valuation had the effect of decreasing total assets by $75,381 and decreasing total liabilities by $53,188.

     The fair value of the assets acquired and liabilities assumed were allocated as follows:

              Current assets                            $ 321,012
              Fixed assets                                372,500
              Other assets                                  5,777
                                                        ----------
                                                          699,289
              Liabilities assumed                         689,919
                                                        ----------

              Net assets acquired                       $   9,370
                                                        ==========

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements


2.   REVERSE ACQUISITION (Continued)
     -------------------------------

     Unaudited proforma information assuming the transaction had been completed on November 1, 2000 is as follows. The proforma amounts are not necessarily indicative of the results that may be reported in the future.

                                       Period from          Period from
                                     November 1, 2001     November 1, 2000
                                           to                    to
                                    February 28, 2002    February 28, 2001
                                   ------------------    -----------------
     Sales                            $  55,313            $ 119,010

     Net loss for the period          $(399,392)           $(279,908)

     Loss per share                   $    (.05)           $    (.03)


3.   MARKETABLE EQUITY SECURITIES
     ----------------------------

     Marketable equity securities are summarized as follows:

              Basis at date of reverse acquisition        $ 220,422
              Fair value at February 28, 2002               401,264
                                                          ---------

              Gross unrealized gains                      $ 180,842
                                                          =========


4.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment consists of the following:

              Proved oil and gas properties                     $   121,500
              Unproved oil and gas properties                     2,914,267
              Vehicles                                               76,701
              Office furniture and equipment                         21,379
              Proved oil and gas properties held for resale         250,000
                                                                 -----------
                                                                  3,383,847
              Less accumulated depreciation, depletion
                and amortization                                    (11,209)
                                                                 -----------

                                                                $ 3,372,638
                                                                 ===========

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements


5.   NOTES PAYABLE
     -------------

     The Company had outstanding notes payable as follows:

            Note to an individual, due on demand, interest at 1%
              over the prime rate (4.75% at February 28, 2002)
              secured by a producing well.                            $   3,750

            "Bridge" loans payable to various entities ($500,000
              to related  party),  due on  demand  at 15% interest,
              convertible   into  common  stock at the lenders'
              discretion  at  either  $.75  or  $1.00 per  share,
              depending  on  the  bridge  loan,  into a  total  of
              600,000 shares of common stock                            575,000*
                                                                      ---------

                                                                      $ 578,750
                                                                      =========

     * - on March 29, 2002, $500,000 of this amount was converted to 500,000 shares of common stock.

     Other information regarding short-term notes payable is as follows:

        Average aggregate short-term borrowings             $ 575,938

        Maximum aggregate short-term borrowings
          at any month end                                  $ 578,750

        Weighted average interest rate                           15.0 %

     The weighted average interest rate was computed by dividing interest expense by the weighted average of such borrowings outstanding.

     The Company has incurred interest expense on the above "bridge" loans of $84,771 at February 28, 2002 which is unpaid and included in accrued expenses on the balance sheet. This interest payable is also convertible into common stock as described above.

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements


6.   LONG-TERM DEBT
     --------------

     The Company had long-term debt as follows:

            Note payable to a bank, due in quarterly
              payments of $38,000 including interest at
              .75% above Wall Street Journal prime
              (4.75% at February 28, 2002), maturity
              date March 18, 2005, secured by preferred
              stock of a third party.                          $    575,581

            Note payable to Ford Motor Credit, due in
              monthly payments of $972 at 0%
              financing, maturity date March 14, 2005,
              collateralized by vehicle.                             34,993

            Note payable to GMAC, due in monthly
              payments of $705 including interest at
              5.9%, maturity date March 15, 2006,
              collateralized by vehicle.                             29,446
                                                               ------------
                                                                    640,020
            Less current portion                                   (110,007)
                                                               ------------

                                                               $    530,013
                                                               ============

     Estimated maturities on long-term debt are as follows:

                    February 28, 2003               $ 110,007
                          2004                        146,911
                          2005                        154,546
                          2006                        228,556
                                                    ----------

                                                    $ 640,020
                                                    ==========

7.   INCOME TAXES
     ------------

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements

7.   INCOME TAXES (Continued)
     ------------------------

     to income before provision for income taxes. The Company's estimated effective tax rate of 38.95% is offset by a reserve due to the uncertainty regarding the realization of the deferred tax asset. It is more likely than not that the net tax deferred benefits will not be realized.

     The  provision   (benefit)  for  income  taxes  consist  of  the  following components:

              Current                 $   --
              Deferred                    --

     The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

            Deferred tax assets:
              Net operating loss carryforwards                $1,355,424
              Marketable equity securities                        13,721
            Deferred tax liabilities:
              Property and equipment                            (392,259)
                                                              -----------
                                                                 976,886
            Less valuation allowance                            (976,886)
                                                              -----------

                                                              $       --
                                                              ===========

     The change in the deferred tax asset valuation for the period ended February 28, 2002 was approximately $86,997 increase.

     A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

                  Statutory U.S. federal rate             34.00 %
                  State income taxes                       4.95
                                                          ------
                                                          38.95 %
                                                          ======

     The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes. The primary differences result from providing for state income taxes and from deducting certain expenses for federal income tax purposes but not for financial statement purposes.

     The Company has a consolidated tax loss carryforward of $3,479,907 which expires through 2022. However, because of the Section 382 limitation, the portion of the Company's total net operating loss carryforward which may be utilized through expiration is not currently known but it is more like than not that the tax loss carryforwards will not be utilized.

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements


8.   STOCKHOLDERS' EQUITY
     --------------------

     The Company has issued stock purchase warrants related to the issuance of the "bridge" loans (See Note 5).

         Date               Expiration            Price             Number
        Issued                 Date             Per Share         Of Shares
     -----------        -----------------     --------------   ---------------
      09-14-2000            09-14-2003        $        1.00           100,000
      03-14-2001            03-14-2003                 1.00            65,000
      04-03-2001            04-03-2003                 1.00            10,000
      07-15-2001            07-15-2003                 1.00            11,500
                                                               ---------------
                                                                      186,500
                                                               ===============

     There is also an option to purchase 75,000 shares of common stock under a nonqualified stock option grant from the Company's Employee Benefit Plan. The exercise price is $1.50 per share and expires January 10, 2003. There are no more available shares in the Employee Benefit Plan.

     The Company is authorized to issue 2,000,000 shares of "blank check" preferred stock, no par value. The preferred shares shall have such other designations, preferences, and such relative, participating, optional or other special rights as may be determined by the Company's Board of Directors.

     See Note 5 also.


9.   COMMITMENTS
     -----------

     The Company is subject to extensive federal, state and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes it is in compliance with existing laws and regulations.

10.  IMPAIRMENT OF LONG-LIVED ASSETS
     -------------------------------

     In accordance with the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. SFAS 121 requires that the impaired capitalized costs of an asset group be reduced to the estimated fair value of the asset group. Expected cash flows and the values were estimated internally using Company methodology and practices for valuing similar properties to be acquired or sold. There were no impairments required for the fiscal year ended February 28, 2002.

11.  RELATED PARTIES
     ---------------

     The Company rents its Lakewood, Colorado office from a related party at $400 per month on a month to month basis. See Note 5 also.

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements


12.  SUBSEQUENT EVENT
     ----------------

     On May 24, 2002 the Company signed a letter agreement to purchase 100% of the stock of Blue Star Acid Services, Inc., an oil field service company. Consideration will be cash, marketable equity securities, loans and common stock.

13.  SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited)
     -------------------------------------------------

     Capitalized Costs
     -----------------

     Capitalized   costs  relating  to  the  Company's  oil  and  gas  producing activities as of February 28, 2002, and October 31, 2001 are as follows:

                                                     2002           2001
                                                 -------------  -------------
     Proved properties                           $    371,500   $         --
     Unproved properties                            2,914,267      2,980,316
                                                 -------------  -------------

                                                 $  3,285,767   $  2,980,316
                                                 =============  =============

     Accumulated depreciation and depletion      $        624   $         --
                                                 =============  =============

     Costs incurred in oil and gas property acquisition, exploration and development activities
     ---------------------------------------------------------------------------

     Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures, are summarized as follows for the period November 1, 2001 to February 28, 2002 (all in the United States):

                                                           2002
                                                        ----------
               Property acquisition costs:
                 Proved properties                      $  371,500
                 Unproved properties                    $   66,049
                 Exploration costs                      $      218
                 Development costs                      $       --

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements


13.  SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited) (Continued)
     ------------------------------------------------

     Results of operations for oil and gas producing activities
     ----------------------------------------------------------

     The results of operations for oil and gas producing activities, excluding capital expenditures and corporate overhead and interest costs, are as follows for the period November 1, 2001 to February 28, 2002 (all in the United States):

                                                              2002
                                                            --------
                   Revenues                                 $ 13,621
                   Production costs                           11,259
                   Exploration costs                             218
                   Depreciation and depletion                    624
                                                            --------

                                                            $  1,520
                                                            ========

     Oil and Gas Reserve Quantities
     ------------------------------

     In accordance with FASB Statement No. 69 "Disclosure About Oil and Gas Activities," the Company presents estimates of oil and gas reserves in order to assist the reader in making an evaluation of the Company's reserves. Inherent in the reserve evaluation process are numerous risks associated with attempting to quantify unknown volumes and unknown costs. The reader is reminded therefore that the following information is not presented as actual, but rather as estimates of future expectations. The following information was based on year end prices. The reader is reminded that oil and gas prices have fluctuated since year end and management foresees further fluctuation, both up and down.

     The estimates of proved reserves and related valuations were determined mostly by independent petroleum engineers. Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development and other factors.

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

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements


13.  SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited) (Continued)
     -------------------------------------------------------------

     Oil and Gas Reserve Quantities (Continued)
     ------------------------------------------

     Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the period November 1, 2001 to February 28, 2002:

                                                          2002
                                              -----------------------------
                                                  Oil                Gas
                                                 (bbls)             (mcf)
                                              ------------    -------------
          Proved reserves:
            Beginning of period                         -                -
            Revisions of previous estimates             -                -
            Purchase of minerals in place          15,027           68,258
            Production                               (232)               -
            Sales of minerals in place                  -                -
                                              ------------    -------------

          End of period                            14,795           68,258
                                              ============    =============

          Proved developed reserves:
            Beginning of year                           -                -
                                              ============    =============
            End of year                            14,795           68,258
                                              ============    =============

     Note - The Company believes it has proved developed nonproducing reserves associated with seven wells drilled and shut-in in the Skyline project. However, no reliable estimates are available or could not be obtained. Therefore, such reserves are not included in the above reserve.

     Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves
     ---------------------------------------------------------------------------

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

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements


13.  SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited) (Continued)
     -------------------------------------------------------------

     Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves (Continued)
     ---------------------------------------------------------------------------

     Presented below are the standardized measure of discounted future net cash flows and changes therein relating to proved reserves as of the year ended February 28, 2002 and October 31, 2001.

                                                 2002               2001
                                             -------------     ---------------
         Future cash inflows                 $    340,847      $            -
         Future production and
          development costs                      (202,707)                  -
         Future income tax expenses                     -                   -
                                             -------------     ---------------
         Future net cash flows                    138,140                   -

         10% annual discount for
          estimated timing of cash flows          (58,633)                  -
                                             -------------     ---------------
         Standard measure of discounted
          Future net cash flows              $     79,507      $            -
                                             =============     ===============

     The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                                   2002
                                                                -----------
             Sales and transfers of oil and gas produced,
              net of production costs                           $   (2,362)
             Net changes in prices                                       -
             Revisions of previous quantities estimates                  -
             Net change in purchases and sales of
              minerals in place                                     81,869
             Accretion of discount                                       -
             Net changes in income taxes                                 -
                                                                -----------

             Net increase                                           79,507

             Estimated standardized measure:
               Beginning of year                                         -
                                                                -----------

               End of year                                      $   79,507
                                                                ===========