Form 10QSB
period 2002-05-31
WYOMING OIL & MINERALS INC
filed 2002-07-15
CIK 108729

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended: May 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________


                          Commission file number 0-7919
                                                 ------


                          Wyoming Oil & Minerals, Inc.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Wyoming                                    83-0217330
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        5525 Erindale Drive, Suite 201, Colorado Springs, Colorado 80918
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (719) 260-8509
                           ---------------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No
   ---      ---

As of July 10, 2002, 10,271,680 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                   ---      ---

                          WYOMING OIL & MINERALS, INC.


                                      Index

                                                                            Page
                                                                            ----

Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheet (unaudited) at May 31, 2002               1

         Consolidated Statements of Operations (unaudited) for the three      2
         months ended May 31, 2002 and 2001

         Consolidated Statements of Cash Flows (unaudited) for the three      3
         months ended May 31, 2002 and 2001

         Notes to Consolidated Financial Statements (unaudited)               4

Item 2.  Management's Discussion and Analysis or Plan of Operation            6


Part II - OTHER INFORMATION

Item 2.  Changes in Securities                                               10

Item 6.  Exhibits and Reports on Form 8-K                                    10

SIGNATURES                                                                   11

                          WYOMING OIL & MINERALS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                                      May 31,
                                                                       2002
                                                                    -----------
      ASSETS
CURRENT ASSETS
      Cash                                                          $    17,594
      Accounts receivable                                               288,241
      Inventory of oil in tanks - at lower of cost
        (specific identification) or market                              39,659
      Prepaid expenses                                                   16,738
                                                                    -----------
             Total current assets                                       362,232
                                                                    -----------


Property and equipment, net of accumulated depreciation
  and depletion of $46,435                                            4,005,866
                                                                    -----------

OTHER ASSETS

      Financing fees, net of accumulated amortization                     3,383
      Other                                                               2,036
                                                                    -----------
                                                                          5,419
                                                                    -----------

                                                                    $ 4,373,517
                                                                    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                              $   191,284
      Accrued expenses                                                  157,769
      Notes payable                                                     345,000
      Notes payable, officers                                            50,000
      Deferred taxes, current                                            39,834
      Current portion of long-term debt                                 188,123
                                                                    -----------
             Total current liabilities                                  972,010
                                                                    -----------

Long-term debt                                                          479,230
Deferred taxes, long term                                                14,944

STOCKHOLDERS' EQUITY
      Common stock, 25,000,000 shares authorized,
        $.01 par value, 10,271,680 issued and outstanding               102,716
      Preferred stock, 2,000,000 shares authorized,
        no par value, none issued or outstanding                           --
      Additional paid in capital                                      3,690,943
      Accumulated deficit                                              (886,326)
                                                                    -----------
                                                                      2,907,333
                                                                    -----------

                                                                    $ 4,373,517
                                                                    ===========
See accompanying notes to the consolidated financial statements.

                          WYOMING OIL & MINERALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Period From     Period From
                                                 March 1, 2002   March 1, 2001
                                                   to May 31,      to May 31,
                                                    2002 (a)        2001 (b)
                                                  -----------     -----------
Operating revenues
       Oil well service revenues                  $   211,785     $      --
       Oil and gas sales                               41,757            --
                                                  -----------     -----------
                                                      253,542            --
Operating expenses
       Cost of oil well service revenues              106,481            --
       Oil and gas production costs                    43,126            --
       Exploration costs                                6,772            --
       General and administrative                     245,866          36,639
       Depreciation, depletion and amortization        43,884             155
                                                  -----------     -----------
             Total operating expense                  446,129          36,794
                                                  -----------     -----------

(Loss) from operations                               (192,587)        (36,794)
                                                  -----------     -----------

Other income (expense)
       Gain (loss) on sale of assets                 (141,854)           --
       Interest income                                   --               525
       Interest expense                               (20,511)        (22,205)
                                                  -----------     -----------
             Other income (expense), net             (162,365)        (21,680)
                                                  -----------     -----------

(Loss) before income taxes                           (354,952)        (58,474)

Income taxes
       Current                                           --              --
       Deferred                                          --              --
                                                  -----------     -----------
                                                         --              --
                                                  -----------     -----------

Net (loss)                                        $  (354,952)    $   (58,474)
                                                  ===========     ===========

Net loss per common share
       Basic and diluted                          $     (0.04)    $     (0.01)
                                                  ===========     ===========

Weighted average shares outstanding
       Basic and diluted                            9,976,514       5,721,342
                                                  ===========     ===========

(a) Represents the consolidated results of operations of Wyoming Oil & Minerals, Inc., New Frontier Energy, Inc., Skyline Resources, Inc. combined with the results of operations of Blue Star Acid Services, Inc. from April 1, 2002 (the date of acquisition) to May 31, 2002.

(b)  Represents New Frontier Energy, Inc. transactions only.


        See accompanying notes to the consolidated financial statements.


                          WYOMING OIL & MINERALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                        Period From        Period From
                                                                       March 1, 2002      March 1, 2001
                                                                         to May 31,         to May 31,
                                                                          2002 (a)           2001 (b)
                                                                        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $  (354,952)       $   (58,474)
     Adjustments to reconcile net (loss) to net cash
        provided by (used in) operating activities:
           Depreciation, depletion and amortization                          43,884                155
           (Increase) decrease in assets:
              Accounts receivable                                           (54,253)               (10)
              Marketable securities                                          75,159
              Common stock subscriptions                                       --           (1,128,000)
              Inventory of oil in tanks                                      (5,058)              --
              Prepaid expense                                                (6,539)           (10,768)
           Increase (decrease) in liabilities:
              Accounts payable                                              153,207              5,945
              Accrued expenses and deferred credits                          50,944             22,068
                                                                        -----------        -----------

        Net cash used in operating activities                               (97,608)        (1,169,084)
                                                                        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash from the acquisition of subsidiary                                 18,452               --
     Cash used to acquire subsidiary                                       (100,000)              --
     Purchase of property and equipment                                     (39,686)            (8,200)
     (Increase) decrease in other assets                                       --               (1,350)
                                                                        -----------        -----------

        Net cash provided (used) by investing activities                   (121,234)            (9,550)
                                                                        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                             50,000            700,000
     Payment of notes payable                                                (2,817)
     Proceeds from issuance of common stock                                 112,500            699,500
                                                                        -----------        -----------

        Net cash provided by financing activities                           159,684          1,399,500
                                                                        -----------        -----------

DECREASE IN CASH                                                            (59,158)           220,866

BEGINNING BALANCE                                                            76,752                260
                                                                        -----------        -----------

ENDING BALANCE                                                          $    17,594        $   221,126
                                                                        ===========        ===========

Cash paid for interest                                                  $     5,071        $      --
                                                                        -----------        -----------

Supplemental schedule of non-cash investing and financing activities:
        Acquisition of subsidiary                                       $   570,000        $      --
        Conversion of bridge loans to common stock                      $   539,041        $      --
        Issuance of stock for subsidiary                                $    50,000        $      --
        Issuance of stock for oil and gas property                      $   120,000        $      --


(a) Represents the consolidated results of operations of Wyoming Oil & Minerals, Inc., New Frontier Energy, Inc., Skyline Resources, Inc. combined with the results of operations of Blue Star Acid Services, Inc. from April 1, 2002 (the date of acquisition) to May 31, 2002.

(b)  Represents New Frontier Energy, Inc. transactions only.

        See accompanying notes to the consolidated financial statements.

                         WYOMING OIL AND MINERALS, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies
     ------------------------------------------

     Organization and Nature of Business
     -----------------------------------

     Wyoming Oil & Minerals, Inc. was incorporated February 23, 1973 under the laws of Wyoming. The Company engages principally in the exploration, development and production of oil and gas, which is mainly in Wyoming and Colorado. Effective February 6, 2002, the Company acquired 100% of New Frontier Energy, Inc. and its wholly owned subsidiary, Skyline Resources, Inc. in a reverse acquisition (see note 2). The Company acquired Blue Star Acid Services, Inc., a company engaged in the oil and gas oil well servicing industry, effective March 31, 2002 (see note 3).

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company's subsidiaries are New Frontier Energy, Inc. ("NFE"), Skyline Resources, Inc. ("Skyline") and Blue Star Acid Services, Inc. ("Blue Star").

     Unaudited Statements
     --------------------

     The financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at February 28 2002, included in the Company's Form 10-KSB.

2.   Reverse Acquisition
     -------------------

     Effective February 6, 2002, the Company closed an Agreement for Share Exchange and Plan of Reorganization to acquire all of the issued and outstanding shares of New Frontier Energy, Inc. ("NFE") in exchange for 8,556,923 shares of the Company's common stock. NFE and its wholly owned subsidiary, Skyline Resources, Inc. ("Skyline") are also engaged principally in the exploration, development and production of oil and gas. Immediately following the acquisition, the former stockholders of NFE controlled the Company. The transaction was accounted for using accounting principles applicable to reverse acquisitions. Following reverse acquisition accounting, financial statements subsequent to the closing date are presented as a continuation of NFE. The Company then elected to change its year end from October 31 to February 28. Therefore, the financial statements reflect the consolidated financial position of the Company at May 31, 2002 and the consolidated results of operations and statements of cash flow from March 1, 2002 to May 31, 2002 of the Company and its wholly owned subsidiaries. The results of operations and statements of cash flow for the period from March 1, 2001 to May 31, 2001 represent the NFE transactions only. Please read the Company's Form 10-KSB as of February 28, 2002 for additional information relative to this transaction.

3.   Acquisition of subsidiary
     -------------------------

     On May 31, 2002, the Company acquired 100% of the issued and outstanding common stock of Blue Star Acid Services, Inc. ("Blue Star") with an effective date for accounting purposes as of the beginning of business on April 1, 2002. Blue Star is an oil field services company operating in the States of Kansas and Oklahoma. Blue Star's equipment consists of trucks and oil well service equipment and supplies. The Company intends to continue the business of Blue Star following the acquisition. The acquisition is being accounted for using the purchase method of accounting. The Company valued Blue Star based upon arms length negotiations considering the value of the equipment and other assets net of Blue Star's liabilities. The Company used their cash reserves to pay for the cash payment at closing and anticipate that the revenue generated from Blue Star's business will pay for the promissory note payments.

     The Company acquired 100% of the stock of Blue Star from a less than 3% shareholder of Wyoming Oil & Minerals, Inc. The Company paid $670,000 for the stock as follows: (i) $100,000 in cash; (ii) 400,000 shares of restricted common stock of Dover Petroleum Corp. owned by the Company, which the parties have agreed had a value of $250,000; (iii) a promissory note for the principal amount of $220,000 with a 7% interest rate, $95,000 plus interest payable 120 days after closing and $125,000 plus interest payable one year after closing; (iv) a promissory note, payable to an independent contractor for past services, for the principal amount of $50,000 with a 7% interest rate, $25,000 plus interest payable 120 days after closing and $25,000 plus interest payable one year after closing; and
     (v) 25,000 shares of the Company's restricted common stock valued at $2.00 per share issued to an independent contractor for past services.

     The purchase price is allocated as follows:

            Cash                             $ 18,453
            Accounts receivable               227,480
            Prepaid expenses                   10,199
            Property and equipment            519,631
            Land                                6,364
                                             --------
            Assets acquired                   782,127
                                             ========
            Liabilities assumed              $112,127
                                             --------
            Purchase price                   $670,000
                                             ========

Item 2. Management's Discussion and Analysis or Plan of Operation.
-----------------------------------------------------------------

General

     On May 31, 2002, we completed the acquisition of Blue Star Acid Services, Inc., a private Kansas corporation engaged in the oil field service business ("Blue Star"). The acquisition was effective for accounting and financial statement reporting purposes on April 1, 2002. Blue Star provides oil field services in the States of Kansas and Oklahoma. We intend to continue the business of Blue Star in conjunction with our other oil and gas operations.

     The following discussion and analysis covers the financial condition of Wyoming Oil & Minerals, Inc. ("we" or the "Company") at May 31, 2002 and changes in the Company's financial condition since February 28, 2002, the end of the fiscal year. The results of operations for the quarter ended May 31, 2002 include those of Wyoming Oil & Minerals, Inc., New Frontier Energy, Inc., and Skyline Resources, Inc., together with those of Blue Star for the two months beginning April 1, 2002. The results of operations for the quarter ended May 31, 2001 reflect the activities of New Frontier Energy, Inc. only in accordance with reverse acquisition accounting treatment (see Note 3 to the unaudited consolidated financial statements and the Form 10-KSB for the year ended February 28, 2002).

Results of Operation

     For the quarter ended May 31, 2002, we lost $354,952, or $.04 per share, on revenue of $253,542. This compares to a loss of $58,474, or $.01 per share, on no revenue for the comparable period of the previous fiscal year. During the prior year, our accounting predecessor, New Frontier Energy, Inc., was in the development stage and had no revenue and insignificant operations.

     During the first quarter of this year, we lost $192,587 on operations and an additional $162,365 on other expenses. Our revenue for the first quarter of this fiscal year was simply insufficient to cover costs of revenue and other operating expenses. We also lost $141,854 on the disposition of assets during the quarter and the abandonment of a well. The loss on disposition resulted from the transfer of stock of a third party to the former shareholder of Blue Star in connection with that acquisition. For purposes of the acquisition, we valued the stock at our estimate as to the appropriate discount to its trading price due to restrictions on transfer, while relevant accounting rules permit a smaller discount. Notwithstanding this loss on disposition, we believe that the acquisition was in our best interest, as the company diversified our operations and provided us with additional cash flow to help offset our expenses.

     Oil and Gas Operations. We reported only minor revenue from oil and gas sales for the first quarter of fiscal 2003. Most of our properties are still under development pending acquisition of additional working capital (see Liquidity and Capital Resources, below). Costs associated with oil and gas production were $43,126, slightly exceeding our revenue. This resulted from the fact that our existing, producing assets require significant work to keep producing.

     Field Service Operations. Gross profit on oil field service operations was $105,304, or 50% of revenue. These operations therefore provided cash for payment of other operating expenses. This aspect of our business should provide additional income in the future, when the operations of Blue Star are integrated with our other operations for a full fiscal quarter.

     General and Administrative Expenses. General and administrative expenses were $245,866 in 2002 compared with $36,639 in 2001, an increase of $209,227 (571%). The increase is because in 2001, the Company had no activity other than raising capital, the officers and directors served without compensation and there was little activity compared with the current level of operations generated by the Company and its subsidiaries.

     Depreciation, depletion and amortization increased to $43,884 in 2002 compared with $155 in 2001 (a 28,212% increase). New Frontier was only amortizing organization expense in 2001 as compared with the depreciation, depletion and amortization associated with approximately $4,400,000 in property and equipment in 2002. Interest expense was $20,511 in 2002 compared with $22,205, or a decrease of $1,694 (7%). Such decrease relates to a change in the composition of the related debt and a decrease in interest rates.

Liquidity and Capital Resources

     At May 31, 2002, the Company had a deficit in working capital of ($609,778), consisting of current assets of $362,232 and current liabilities of $972,010. The Company's working capital position at May 31, 2002 decreased from fiscal year end February 28, 2002 by $419,162. The Company is therefore dependent upon its ability to obtain capital from outside sources, as well as generate cash from operations, to pay its current obligations as they mature. The principal reason for the decrease in working capital is the acquisition of Blue Star, as the Company used current assets with an approximate value of $500,000 to acquire approximately $250,000 in current assets, assumed approximately $112,000 in current liabilities and issued debt instruments of $270,000 in the transaction.

     In an effort to improve its working capital position, the Company converted $539,041 in notes payable and accrued interest into common stock during the quarter. This has reduced the Company's current liabilities and helped the Company's working capital position.

     Current assets decreased $156,893 or approximately 30%, between year-end February 28, 2002 and May 31, 2002. Cash decreased $59,158 during the quarter, or approximately 77%. Cash was used during this period to reduce the Company's debt and pay for general and administrative expenses. Accounts receivable increased $281,733 or 4,329%; the principal reason for the increase is the acquisition of the Blue Star receivables. Inventory and prepaid expenses increased $22,336, or approximately 65%; such increases are also principally attributable to the Blue Star acquisition. The Company had no marketable equity securities at May 31, 2002, as these were either sold or used in the acquisition of Blue Star. Current liabilities increased $33,723, or approximately 3%, between year-end, February 28, 2002 and May 31, 2002, and such fluctuations are considered normal.

     Capital Requirements. The Company's existing needs for capital include acquiring additional properties, drilling and developing the Company's existing oil and gas properties. The Company is committed to contribute the Company's share of the operating costs for properties where the Company is a party to an operating agreement, such as the Slater Dome and Coal Bank Prospects. For that prospect, the Company has expended approximately $1.6 million in drilling and leasehold costs to date and the field is still not developed. The Company can expect to be required to make additional significant contributions to this property in the future, and a pipeline still must be constructed. The Company's other properties also will require capital if the Company is to develop the properties and sell the Company's oil and gas products necessary to generate revenue.

     Wherever possible, the Company will attempt to reduce drilling and development expenses for the Company's properties by sharing such expenses with the other interest owners in the Company's properties. The Company will conduct such operations where it is cost effective, but will also retain service companies and consultants to conduct the Company's operations where appropriate and on a cost competitive basis. Regarding additional properties, the Company will seek properties that the Company believes are attractively priced and will seek to raise additional financing if necessary for their acquisition.

     The  Company   will  also  require   cash  for   production,   general  and
administrative expenses.

     The Company currently has outstanding a promissory note with a bank in the principal amount of $575,581, due in full on March 18, 2005, with quarterly payments of $38,000 at an interest rate .75% above the Wall Street Journal prime. The Company intends to repay this obligation from cash flow and from additional equity financing. We also issued notes totaling $270,000 with maturities of May 31, 2003 in connection with the Blue Star acquisition. A portion of those notes is due in the second quarter of this fiscal year.

     The Company does not anticipate being able to borrow from banks due to the amount of the Company's present debt. The Company will attempt to raise capital through private debt or equity financing, although the Company has no commitments for such financing at the present time. The Company has acquired Blue Star for cash, notes and stock with the goal of obtaining additional cash flow. In addition, the Company intends to sell certain of the properties in Wyoming that the Company held prior to the acquisition of New Frontier, as they may not fit into the Company's business plan.

Forward-Looking Statements

     This Form 10-QSB contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

     - statements concerning the benefits that we expect will result from our business activities and certain transactions that we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

     - statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

     These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions used in this report or incorporated by reference in this report.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied. We caution you not to put undue reliance on these statements, which speak only as of the date of this report. Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions.

Risk Factors Impacting Forward-Looking Statements

     The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our Annual Report on Form 10-KSB and the following:

     o    The extent and duration of the current economic downturn;

     o Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the oil and gas industry for risk capital;

     o Environmental and other regulations, as the same presently exist and may hereafter be amended;

     o    Our ability to identify and finance other acquisitions;

     o    Volatility of our stock price; and

     o Actions of overseas producers of oil and natural gas over which we have no control.

     We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

                           PART II--OTHER INFORMATION


Item 2. Changes in Securities.
------------------------------

     (c) We agreed to issue a total of 85,000 shares of our common stock during the first quarter, which transactions were not registered under the Securities Act of 1933. The shares were issued in transactions exempt from those registration requirements under Section 4(2) of the Act.

     On April 12, 2002, we agreed to issue 60,000 shares of our common stock to a single entity in exchange for acquisition of oil and gas leases in the State of Colorado. We assigned a value of $2 per share, or a total of $120,000, to the stock in that transaction.

     On May 31, 2002, we agreed to issue an additional 25,000 shares of our common stock to a single individual in connection with the acquisition of Blue Star. We assigned a value of $2 per share, or $50,000, to the stock for purposes of that transaction.

     In both instances, the Company agreed to issue the stock directly to the seller of the assets, and no underwriter or other broker was involved. The value of the assets acquired in exchange for our promise to issue the securities was based on negotiation between our representatives and those of the sellers. No formal appraisal or other valuation was prepared or received in connection with either acquisition. No commissions or other form of remuneration was paid in connection with the agreements to issue the shares.

     Also in both instances, the Company provided to the seller the opportunity to obtain information about the Company substantially equivalent to that which would have been contained in a registration statement. The Company also obtained reasonable assurance that each investor had the financial wherewithal and sophistication that he or it was able to understand and accept the merits and risks of the investment.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     A.   Exhibits:

          None.

     B.   Reports on Form 8-K:

     We filed an 8-K/A dated February 6, 2002 to report the pro-forma financial information of the Company and change in fiscal year.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Wyoming Oil & Minerals, Inc.


Date: July 15, 2002             By: /s/ Bill M. Conrad
                                    --------------------------------------------
                                    Bill M. Conrad, President, Chief Financial
                                    and Accounting Officer and Treasurer