Form 10QSB
period 2002-08-31
WYOMING OIL & MINERALS INC
filed 2002-10-15
CIK 108729

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: August 31, 2002
                                                 ---------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   -----------------------

                          Commission file number 0-7919
                                                 ------

                          Wyoming Oil & Minerals, Inc.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Wyoming                                       83-0217330
--------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


        5525 Erindale Drive, Suite 201, Colorado Springs, Colorado 80918
        -----------------------------------------------------------------
                    (Address of principal executive offices)


                                 (719) 260-8509
                           --------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of October 14, 2002, 10,271,680 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes       No X
                                                   ---      ---

                          WYOMING OIL & MINERALS, INC.

                                      Index

                                                                            Page
                                                                            ----

Part I - FINANCIAL INFORMATION

Item 1. Consolidated Balance Sheet (unaudited) at August 31, 2002            1

        Consolidated Statements of Operations (unaudited) for the six        2
        months ended August 31, 2002 and 2001

        Consolidated Statements of Operations (unaudited) for the three      3
        months ended August 31, 2002 and 2001

        Consolidated  Statements of Cash Flows  (unaudited)  for the         4
        six months ended August 31, 2002 and 2001

        Notes to Consolidated Financial Statements (unaudited)               5

Item 2. Management's Discussion and Analysis or Plan of Operation            7


Part II - OTHER INFORMATION

Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11

SIGNATURES                                                                  12

CERTIFICATION                                                               13

                          WYOMING OIL & MINERALS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                             August 31,
                                                               2002
                                                            -----------
                                     ASSETS
CURRENT ASSETS
      Cash                                                  $    48,574
      Accounts receivable, trade                                235,544
      Accounts receivable, other                                  3,500
      Inventory of oil in tanks - at lower of cost
        (specific identification) or market                      32,337
      Prepaid expenses                                            2,022
                                                            -----------
                             Total current assets               321,977
                                                            -----------


Property and equipment, net of accumulated depreciation
  and depletion of $61,702                                    3,915,235
                                                            -----------

OTHER ASSETS

      Financing fees, net of accumulated amortization             1,633
      Other                                                       1,900
                                                            -----------
                                                                  3,533
                                                            -----------

                                                            $ 4,240,745
                                                            ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                      $   151,392
      Accrued expenses                                          235,205
      Notes payable                                             374,987
      Notes payable, officers                                   135,666
      Deferred taxes, current                                    39,834
      Current portion of long-term debt                         188,123
                                                            -----------
                            Total current liabilities         1,125,206
                                                            -----------

Long-term debt                                                  441,108
Deferred taxes, long term                                        14,945

STOCKHOLDERS' EQUITY
      Common stock, 25,000,000 shares authorized,
        $.01 par value, 10,271,680 issued and outstanding       102,716
      Preferred stock, 2,000,000 shares authorized,
        no par value, none issued or outstanding                   --
      Additional paid in capital                              3,691,709
      Accumulated deficit                                    (1,134,939)
                                                            -----------
                                                              2,659,486
                                                            -----------

                                                            $ 4,240,745
                                                            ===========


        See accompanying notes to the consolidated financial statements.

                          WYOMING OIL & MINERALS, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
                                                   Six Months      Six Months
                                                     Ended           Ended
                                                   August 31,      August 31,
                                                    2002 (a)        2001 (b)
                                                  ------------    ------------
Operating revenues
       Field service revenues                     $    484,608    $       --
       Oil and gas sales                                48,338            --
                                                  ------------    ------------
                                                       532,946            --
Operating expenses
       Cost of oil well service revenues               180,904            --
       Oil and gas production costs                     75,932            --
       Exploration costs                                15,411           1,115
       General and administrative                      555,295         159,612
       Depreciation, depletion and amortization         89,525             314
                                                  ------------    ------------
            Total operating expense                    917,066         161,041
                                                  ------------    ------------

(Loss) from operations                                (384,120)       (161,041)
                                                  ------------    ------------

Other income (expense)
       Gain (loss) on sale of assets                  (178,594)           --
       Interest income                                     445           1,509
       Interest expense                                (41,295)        (50,491)
                                                  ------------    ------------
            Other income (expense), net               (219,445)        (48,982)
                                                  ------------    ------------

(Loss) before income taxes                            (603,565)       (210,023)

Income taxes
       Current                                            --              --
       Deferred                                           --              --
                                                  ------------    ------------

Net (loss)                                        $   (603,565)   $   (210,023)
                                                  ============    ============

Net loss per common share
       Basic and diluted                          $      (0.06)   $      (0.02)
                                                  ============    ============

Weighted average shares outstanding
       Basic and diluted                            10,124,097       9,572,639
                                                  ============    ============

(a) Represents the consolidated results of operations of Wyoming Oil & Minerals, Inc., New Frontier Energy, Inc. and Skyline Resources, Inc. combined with the results of operations of Blue Star Acid Services, Inc. from April 1, 2002 (the date of acquisition) to August 31, 2002

(b)  Represents New Frontier Energy, Inc. and subsidiary transactions only.


        See accompanying notes to the consolidated financial statements.

                          WYOMING OIL & MINERALS, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                  Three Months    Three Months
                                                     Ended           Ended
                                                   August 31,      August 31,
                                                    2002 (a)        2001 (b)
                                                  ------------    ------------
Operating revenues
       Field service revenues                     $    272,823    $       --
       Oil and gas sales                                 6,581            --
                                                  ------------    ------------
                                                       279,404            --
Operating expenses
       Cost of oil well service revenues                74,423            --
       Oil and gas production costs                     32,806            --
       Exploration costs                                 8,639           1,115
       General and administrative                      309,428         122,973
       Depreciation, depletion and amortization         45,641             159
                                                  ------------    ------------
            Total operating expense                    470,937         124,247
                                                  ------------    ------------

(Loss) from operations                                (191,533)       (124,247)
                                                  ------------    ------------

Other income (expense)
       Gain (loss) on sale of assets                   (36,740)           --
       Interest income                                     445             984
       Interest expense                                (20,784)        (28,286)
                                                  ------------    ------------
            Other income (expense), net                (57,080)        (27,302)
                                                  ------------    ------------

(Loss) before income taxes                            (248,613)       (151,549)

Income taxes
       Current                                            --              --
       Deferred                                           --              --
                                                  ------------    ------------

Net (loss)                                        $   (248,613)   $   (151,549)
                                                  ============    ============

Net loss per common share
       Basic and diluted                          $      (0.02)   $      (0.02)
                                                  ============    ============

Weighted average shares outstanding
       Basic and diluted                            10,271,680       9,572,639
                                                  ============    ============

(a) Represents the consolidated results of operations of Wyoming Oil & Minerals, Inc., New Frontier Energy, Inc., Skyline Resources, Inc.and Blue Star Acid Services, Inc.

(b)  Represents New Frontier Energy, Inc. and subsidiary transactions only.

        See accompanying notes to the consolidated financial statements.

                          WYOMING OIL & MINERALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                        Six Months     Six Months
                                                                           Ended         Ended
                                                                        August 31,     August 31,
                                                                          2002 (a)       2001 (b)
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $  (603,565)   $  (210,023)
    Adjustments to reconcile net (loss) to net cash
      provided by (used in) operating activities:
         Depreciation, depletion and amortization                            89,525            314
         Common stock issued in lieu of cash for interest expense              --            5,506
         Common stock issued for services                                      --            9,098
         Loss on disposition of oil and gas properties and
           marketable securities                                            178,594           --
         (Increase) decrease in assets:
           Accounts receivable                                               (5,056)        98,671
           Inventory of oil in tanks                                         12,463           --
           Prepaid expense                                                   (2,022)          --
         Increase (decrease) in liabilities:
           Accounts payable                                                  41,842         16,889
           Accrued expenses and deferred credits                             31,225         40,356
                                                                        -----------    -----------

      Net cash used in operating activities                                (256,994)       (39,188)
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash from the acquisition of subsidiary                                  18,453         15,730
    Cash  and marketable securities used to acquire subsidiary             (100,000)          --
    Change in marketable equity securities                                  151,264           --
    Issuance of note receivable                                                --          (38,000)
    Purchase of property and equipment                                      (82,987)       (88,399)
    Operating advances to Skyline Resources, Inc.                              --       (1,175,000)
    (Increase) decrease in other assets                                      10,862        (31,350)
                                                                        -----------    -----------

      Net cash provided (used) by investing activities                       (2,408)    (1,317,019)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                             161,903        853,750
    Payment of notes payable                                                (43,179)      (115,000)
    Proceeds from issuance of common stock                                  112,500        974,500
                                                                        -----------    -----------

      Net cash provided by financing activities                             231,224      1,713,250
                                                                        -----------    -----------

DECREASE IN CASH                                                            (28,178)       357,042

BEGINNING BALANCE                                                            76,752            260
                                                                        -----------    -----------

ENDING BALANCE                                                          $    48,574    $   357,302
                                                                        ===========    ===========

Cash paid for interest                                                  $    11,597    $       138
                                                                        -----------    -----------

Supplemental schedule of non-cash investing and financing activities:
      Acquisition of subsidiary                                         $   570,000    $ 1,336,965
      Conversion of bridge loans to common stock                        $   539,041    $   438,750
      Issuance of stock for  oil and gas property                       $   120,000    $      --
      Forgiveness of operating advances to Skyline Resources, Inc.      $      --      $ 1,175,000

(a) Represents the consolidated results of operations of Wyoming Oil & Minerals, Inc., New Frontier Energy, Inc. and Skyline Resources, Inc. combined with the results of operations of Blue Star Acid Services, Inc. from April 1, 2002 (the date of acquisition) to August 31, 2002

(b)  Represents New Frontier Energy, Inc. and subsidiary transactions only.

        See accompanying notes to the consolidated financial statements.

                         WYOMING OIL AND MINERALS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company's subsidiaries are New Frontier Energy, Inc. ("NFE"), Skyline Resources, Inc. ("Skyline") and Blue Star Acid Services, Inc ("Blue Star").

     Unaudited Statements
     --------------------

     The financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financials statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are only of a normal and recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at February 28, 2002 included in the Company's Form 10-KSB.

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

3.   ACQUISITION OF SUBSIDIARY:
     --------------------------

     On May 31, 2002, the Company acquired 100% of the issued and outstanding common stock of Blue Star Acid Services, Inc. ("Blue Star") with an effective date for accounting purposes as of the beginning of business on April 1, 2002. Blue Star is an oil field services company operating in the States of Kansas and Oklahoma. Blue Star's equipment consists of trucks and oil well service equipment and supplies. The Company has continued the business of Blue Star following the acquisition. The acquisition is being accounted for using the purchase method of accounting. The Company valued Blue Star based upon arms length negotiations considering the value of the equipment and other assets net of Blue Star's liabilities. The Company used its cash reserves to pay the cash payment at closing and anticipates that the revenue generated from Blue Star's business will pay for the promissory note payments.

                         WYOMING OIL AND MINERALS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

                                                            --------
                                                             112,127
                                                            --------
        Purchase price
                                                            $670,000
                                                            ========

Item 2. Management's Discussion and Analysis or Plan of Operation.
        ----------------------------------------------------------

General

     The following discussion and analysis covers the financial condition of Wyoming Oil & Minerals, Inc. ("we" or the "Company") at August 31, 2002, changes in the Company's financial condition since February 28, 2002, the end of the previous fiscal year, and a comparison of the results of operation for the three and six month periods ended August 31, 2002 to the same periods from the previous year. The results of operations for the three and six months ended August 31, 2002 include those of Wyoming Oil & Minerals, Inc., its subsidiaries New Frontier Energy, Inc. and Skyline Resources, Inc., together with those of Blue Star Acid Services, Inc. ("Blue Star") for the two months beginning April 1, 2002, the effective date of the acquisition of Blue Star. The results of operations for the periods ended August 31, 2001 reflect the activities of New Frontier Energy, Inc. only, in accordance with reverse acquisition accounting treatment (see Note 2 to the unaudited consolidated financial statements and the Form 10-KSB for the year ended February 28, 2002).

     See also the discussion at the completion of this section for cautionary language regarding forward-looking statements contained in this report.

Results of Operation

     For the six months ended August 31, 2002, we lost $603,565, or $.06 per share, on revenue of $532,946. This compares to a loss of $210,023, or $.02 per share, on no revenue, for the comparable period of the previous fiscal year. Results for the three months ended August 31, 2002 were a loss of $248,613, or $.02 per share, on revenue of $279,404 compared to a loss of $151,549, or $.02 per share, on no revenue, for the three months ended August 31, 2001. The increase in net loss for each of the periods during fiscal 2003 is due to the fact that during the prior fiscal year, our accounting predecessor, New Frontier Energy, Inc., was in the development stage and had no revenue and insignificant operations.

     The loss for the three and six month periods of the current fiscal year are due to the fact that our revenue, including field services and oil and gas production, have been insufficient to cover costs of revenue and other expenses. Our field services have provided a profit margin to defray some of our non-operating expenses, but oil and gas production has been minimal. We hope to remedy this situation by increasing our oil and gas production in the future. However, that is dependent on development of our existing properties, acquisition of additional properties and receipt of significant additional working capital.

     In addition to a loss of $191,533 from operations for the first six months of this year, we lost a net $57,080 from other income or expense, resulting in the net loss of $248,613. Of the other income and expense, approximately $21,000 resulted from interest expense and the balance of $36,740 resulted from a loss on the disposition of certain oil and gas assets that we did not consider important to our continued operations.

     Field Service Operations. The results of our field service operations improved substantially from the first quarter of this year. Our revenue increased 29% during that time, while our profit margin increased from 50% of revenue to 73%, resulting in a profit margin of 63% for the first six months of the year. This increase is partially attributable to the fact that the results of operations for the Blue Star subsidiary were integrated with our operations for the entire second quarter of the year, compared to only two months during the first quarter. We also believe that this aspect of our business is seasonal, depending on weather. Accordingly, we expect more revenue in the summer and fall months compared to the winter and spring.

     A portion of the cash provided by field service operations will be used to pay the promissory notes that we acquired when we purchased the operations and the balance will provide cash for payment of other expenses.

     Oil and Gas Operations. We reported only minor revenue from oil and gas sales for the first six months of fiscal 2003. Most of our properties are still under development pending acquisition of additional capital and construction of a gas pipeline (see Liquidity and Capital Resources, below). Costs associated with oil and gas production were $27,594 higher than our revenue, due to the fact that our existing, producing assets require significant work to maintain production. Most of the oil and gas assets that we own presently are not producing.

     General and Administrative Expenses. General and administrative expenses were $555,295 for the first six months of 2003, compared to $159,612 in 2002, an increase of $395,683 (248%). The increase is because in 2002, the Company had no activity other than raising capital, the officers and directors served without compensation and there was little activity compared with the current level of operations.

     The most significant increase in our general and administrative expenses was salaries, which accounted for over $200,000 of the increase from the first six months of last year compared to this year. Our officers now serve on a full time basis, and are compensated accordingly. Other significant items that increased from last year to this year were insurance, fuel, repairs and maintenance.

     Depreciation, depletion and amortization increased to $89,525 in 2003. New Frontier was only amortizing organizational expense in 2002 as compared with the depreciation, depletion and amortization associated with approximately $3,900,000 in property and equipment in 2003. Interest expense was $41,295 for the first six months of this year, a decrease of $9,196 (18%) from last year. Such decrease relates to a change in the composition of the related debt and a decrease in interest rates.

Liquidity and Capital Resources

     At August 31, 2002, the Company had a deficit in working capital of ($803,229), consisting of current assets of $321,977 and current liabilities of $1,125,206. The Company's working capital position at August 31, 2002 decreased from fiscal year end February 28, 2002 by $384,067. The principal reason for the decrease in working capital is the acquisition of Blue Star, as the Company used current assets with an approximate value of $500,000 to acquire approximately

$250,000 in current assets, assumed approximately $112,000 in current liabilities and issued debt instruments of $270,000 in the transaction. The Company also spent $256,994 in cash on operations during the first six months of the year. The Company is therefore dependent upon its ability to obtain capital from outside sources, as well as generate cash from operations, to pay its current obligations as they mature.

     In an effort to improve its working capital position, the Company converted $539,041 in notes payable and accrued interest into common stock during the first six months of the year. We also hope to raise additional capital through equity financing in the future. Efforts toward that end are ongoing.

     Current assets decreased $197,148 or approximately 38%, between year-end February 28, 2002 and August 31, 2002. Cash decreased $28,178 during that time, or approximately 37%. Cash was used during this period to reduce the Company's debt and pay for general and administrative expenses. Accounts receivable increased $232,536; the principal reason for the increase is the acquisition of the Blue Star receivables. Inventory remained basically the same. The Company had no marketable equity securities at August 31, 2002, as these were either sold or used in the acquisition of Blue Star. Current liabilities increased $186,919, or approximately 20%, between year-end February 28, 2002 and August 31, 2002. This resulted from our need for additional cash to pay accounts payable and other expenses.

     In order to finance operations during the second quarter, we borrowed money from certain of our officers. These amounts bear interest at market rates and are due and payable one year from the date of issue. We expect to repay these obligations from the proceeds of any equity financing that we receive in the future.

     Capital Requirements. In addition to the capital necessary to develop our existing properties and acquire additional properties, we also require immediate cash for production, general and administrative expenses and retirement of debt.

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

                           PART II--OTHER INFORMATION

Item 5.  Other Information

     On September 30, 2002, the Company filed Articles of Amendment to its Articles of Incorporation designating a class of preferred stock. The Amendment creates a new Convertible Series A Preferred Stock consisting of 100,000 shares with an issue price of $5.00 per share. The preferred stock, if issued, pays a dividend of 8% per annum and is convertible into common stock at the rate of one share of common for each $1.00 of issue price of the preferred.

     The Company filed the Articles of Amendment in anticipation of selling all 100,000 shares to a single investor in a private placement. The Company has received the executed purchase and sale agreement from the subscriber and is awaiting the proceeds of the intended sale.

Item 6.  Exhibits and Reports on Form 8-K.

     A.   Exhibits: None.

     B.   Reports on Form 8-K: None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Wyoming Oil & Minerals, Inc.


Date: October 14, 2002   By:  /s/ Bill M. Conrad
                              --------------------------------------------------
                              Bill M. Conrad, President, Principal Financial and
                              Accounting Officer and Treasurer

                                  CERTIFICATION


     Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Bill M. Conrad provides the following certification.

     I, Bill M. Conrad, President, Principal Financial and Accounting Officer of Wyoming Oil & Minerals, Inc. ("Company"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of the Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: October 14, 2002        /s/ Bill M. Conrad
      ----------------        --------------------------------------------------
                              Bill M. Conrad, President, Principal Financial and
                              Accounting Officer

                                  CERTIFICATION


     Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Raymond E. McElhaney provides the following certification.

     I, Raymond E. McElhaney, Chairman of the Board and Chief Executive Officer of Wyoming Oil & Minerals, Inc. ("Company"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of the Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: October 14, 2002              /s/ Raymond E. McElhaney
      ----------------              --------------------------------------------
                                    Raymond E. McElhaney, Chairman of the Board,
                                    and Chief Executive Officer