Form 10QSB
period 2002-11-30
WYOMING OIL & MINERALS INC
filed 2003-01-21
CIK 108729

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period ended: November 30, 2002

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________


                          Commission file number 0-7919

                          Wyoming Oil & Minerals, Inc.
        -----------------------------------------------------------------
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

                                 (719) 260-8509
                           ---------------------------
                           (Issuer's telephone number)


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
Yes X     No
   ---      ---
As of January 13, 2003, 10,593,954 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes        No X
                                                    ---      ---

                          WYOMING OIL & MINERALS, INC.


                                      Index
                                      -----

                                                                            Page
                                                                            ----

Part I - FINANCIAL INFORMATION

Item 1. Consolidated Balance Sheet (unaudited) at November 30, 2002           1

        Consolidated Statements of Operations and Comprehensive Loss
        (unaudited) for the nine months ended November 30, 2002 and 2001      2

        Consolidated Statements of Operations and Comprehensive Loss
        (unaudited) for the three months ended November 30, 2002 and 2001     3

        Consolidated Statements of Cash Flows (unaudited) for the
        nine months ended November 30, 2002 and 2001                          4

        Notes to Consolidated Financial Statements (unaudited)                5

Item 2. Management's Discussion and Analysis or Plan of Operation             8


Part II - OTHER INFORMATION

Item 2. Changes in Securities                                                12

Item 6. Exhibits and Reports on Form 8-K                                     13

SIGNATURES                                                                   14

CERTIFICATION                                                                15

                          WYOMING OIL & MINERALS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                                   November 30,
                                                                       2002
                                                                   -------------
                            ASSETS
CURRENT ASSETS
      Cash                                                         $   105,394
      Accounts receivable, trade                                       280,419
      Accounts receivable, other                                         8,500
      Preferred stock subscriptions                                    100,000
      Inventory  - at lower of cost
        (specific identification) or market                             33,163
      Prepaid expenses                                                  33,487
                                                                   -----------
           Total current assets                                        560,963
                                                                   -----------

Property and equipment, net of accumulated depreciation
  and depletion of $83,584                                           3,904,652
                                                                   -----------

OTHER ASSETS

      Financing fees, net of accumulated amortization                    1,283
      Production payment receivable, net                                90,000
      Other                                                              1,825
                                                                   -----------
                                                                        93,108
                                                                   -----------

                                                                   $ 4,558,723
                                                                   ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                             $   135,963
      Accrued expenses ($204,705 due to officers)                      306,074
      Notes payable                                                    417,000
      Notes payable, officers                                          135,666
      Deferred taxes, current                                           39,834
      Current portion of long-term debt                                 36,123
                                                                   -----------
           Total current liabilities                                 1,070,660
                                                                   -----------

Long-term debt                                                         403,272
Deferred taxes, long term                                               14,945

STOCKHOLDERS' EQUITY
      Preferred stock, 2,000,000 shares authorized
        No par value, 100,000 shares subscribed                        417,634
      Preferred stock subscriptions                                   (292,250)
      Warrants issued                                                   82,366
      Less warrant subscriptions                                       (57,750)
      Common stock, 25,000,000 shares authorized,
        $.01 par value, 10,593,954 issued and outstanding              105,939
      Additional paid in capital                                     3,970,139
      Accumulated deficit                                           (1,156,232)
                                                                   -----------
                                                                     3,069,846
                                                                   -----------
                                                                   $ 4,558,723
                                                                   ===========

        See accompanying notes to the consolidated financial statements.


                          WYOMING OIL & MINERALS, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                     Period From         Period From
                                                    March 1, 2002      March 1, 2001
                                                    to November 30,    to November 30,
                                                       2002 (a)           2001 (b)
                                                     ------------       -----------
Operating revenues
       Field service revenues                        $    962,200       $      --
       Oil and gas sales                                   53,116              --
                                                     ------------       -----------
                                                        1,015,316              --
                                                     ------------       -----------
Operating expenses
       Cost of field service revenues                     289,726              --
       Oil and gas production costs                        88,473              --
       Exploration costs                                   24,314             1,867
       General and administrative                         894,695           319,290
       Depreciation, depletion and amortization           115,332             1,749
                                                     ------------       -----------
            Total operating expense                     1,412,540           322,906
                                                     ------------       -----------

(Loss) from operations                                   (397,224)         (322,906)
                                                     ------------       -----------

Other income (expense)
       Gain (loss) on sale of assets                     (173,594)             --
       Interest income                                      3,323             3,885
       Interest expense                                   (57,363)          (72,911)
                                                     ------------       -----------
            Other income (expense), net                  (227,634)          (69,026)
                                                     ------------       -----------

(Loss) before income taxes                               (624,858)         (391,932)

Income taxes
       Current                                               --                --
       Deferred                                              --                --
                                                     ------------       -----------

Net (loss)                                           $   (624,858)      $  (391,932)
                                                     ============       ===========

Net loss per common share
       Basic and diluted                             $     (0.06)      $      (0.04)
                                                     ============       ===========

Weighted average shares outstanding
       Basic and diluted                               10,219,243         9,572,639
                                                     ============       ===========

(a) Represents the consolidated results of operations of Wyoming Oil & Minerals, Inc., New Frontier Energy, Inc., Skyline Resources, Inc. combined with the results of operations of Blue Star Acid Services, Inc. from April 1, 2002 (the date of acquisition) to November 30, 2002

(b)  Represents New Frontier Energy, Inc. and subsidiary transactions only.



        See accompanying notes to the consolidated financial statements.

                          WYOMING OIL & MINERALS, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                              Period From         Period From
                                            September 1, 2002  September 1, 2001
                                             to November 30,    to November 30,
                                                2002 (a)            2001 (b)
                                               ------------       -----------
Operating revenues
      Field service revenues                   $    477,592       $      --
      Oil and gas sales                               4,778              --
                                               ------------       -----------
                                                    482,370              --
Operating expenses
      Cost of field service revenues                108,822              --
      Oil and gas production costs                   12,541              --
      Exploration costs                               8,903               752
      General and administrative                    339,400           159,678
      Depreciation, depletion and amortization       25,807             1,435
                                               ------------       -----------
           Total operating expense                  495,473           161,865
                                               ------------       -----------

(Loss) from operations                              (13,103)         (161,865)
                                               ------------       -----------

Other income (expense)
      Gain (loss) on sale of assets                   5,000              --
      Interest income                                 2,878             2,376
      Interest expense                              (16,068)          (22,420)
                                               ------------       -----------
           Other income (expense), net               (8,190)          (20,044)
                                               ------------       -----------

(Loss) before income taxes                          (21,293)         (181,909)

Income taxes
      Current                                          --                --
      Deferred                                         --                --
                                               ------------       -----------

                                               ------------       -----------

Net (loss)                                     $    (21,293)      $  (181,909)
                                               ============       ===========

Net loss per common share
      Basic and diluted                        $       --         $     (0.02)
                                               ============       ===========

Weighted average shares outstanding
      Basic and diluted                          10,411,625         9,572,639
                                               ============       ===========

(a) Represents the consolidated results of operations of Wyoming Oil & Minerals, Inc., New Frontier Energy, Inc., Skyline Resources, Inc. combined with the results of operations of Blue Star Acid Services, Inc. from April 1, 2002 (the date of acquisition) to November 30, 2002

(b)  Represents New Frontier Energy, Inc. and subsidiary transactions only.


        See accompanying notes to the consolidated financial statements.

                          WYOMING OIL & MINERALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                      Period From      Period From
                                                                                     March 1, 2002    March 1, 2001
                                                                                    to November 30,  to November 30,
                                                                                      2002 (a)           2001 (b)
                                                                                       ---------       -----------
     Net loss                                                                          $(624,858)      $  (391,932)
     Adjustments to reconcile net (loss) to net cash
       provided by (used in) operating activities:
          Depreciation, depletion and amortization                                       115,332             1,749
          Common stock issued in lieu of cash for interest expense                          --               6,794
          Common stock issued in lieu of cash for services                                16,000             9,098
          Common stock issued as a charitable donation                                    26,250
          Loss on disposition of oil and gas properties and marketable securities        173,594
          (Increase) decrease in assets:
            Accounts receivable                                                          (54,931)           96,234
            Inventory                                                                     11,637              --
            Prepaid expense                                                              (33,487)           (1,104)
          Increase (decrease) in liabilities:
            Accounts payable                                                              59,862            45,283
            Accrued expenses and deferred credits                                        178,364            64,589
                                                                                       ---------       -----------

       Net cash used in operating activities                                            (132,237)         (169,289)
                                                                                       ---------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash from the acquisition of subsidiary                                              18,453            15,730
     Cash  and marketable securities used to acquire subsidiary                         (100,000)             --
     Changes in marketable equity securities                                             151,264              --
     Issuance of note receivable                                                            --             (38,000)
     Purchase of property and equipment                                                 (188,103)         (124,901)
     Operating advances to Skyline Resources, Inc.                                          --          (1,175,000)
     (Increase) decrease in other assets                                                  10,862            (1,350)
                                                                                       ---------       -----------

       Net cash (used) in investing activities                                          (107,524)       (1,323,521)
                                                                                       ---------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                                         145,653           847,500
     Payment of notes payable                                                           (119,750)         (115,000)
     Proceeds from issuance of preferred stock                                            50,000              --
     Proceeds from issuance of common stock                                              192,500           974,500
                                                                                       ---------       -----------

       Net cash provided by financing activities                                         268,403         1,707,000
                                                                                       ---------       -----------

INCREASE IN CASH                                                                          28,642           214,190

BEGINNING BALANCE                                                                         76,752               260
                                                                                       ---------       -----------

ENDING BALANCE                                                                         $ 105,394       $   214,450
                                                                                       =========       ===========

Cash paid for interest                                                                 $  34,067       $       138
                                                                                       ---------       -----------

Supplemental schedule of non-cash investing and financing activities:
       Acquisition of subsidiary                                                       $ 570,000       $ 1,336,965
       Conversion of bridge loans and accrued interest to common stock                 $ 632,997       $   457,500
       Issuance of stock for  oil and gas property                                     $ 120,000       $      --
       Forgiveness of operating advances to Skyline Resources, Inc.                    $    --         $ 1,175,000
       Issuance of stock for  expenses and accounts payable                            $  75,699              --

(a) Represents the consolidated results of operations of Wyoming Oil & Minerals, Inc., New Frontier Energy, Inc., Skyline Resources, Inc. combined with the results of operations of Blue Star Acid Services, Inc. from April 1, 2002 (the date of acquisition) to November 30, 2002

(b)  Represents New Frontier Energy, Inc. and subsidiary transactions only.

        See accompanying notes to the consolidated financial statements.

                         WYOMING OIL AND MINERALS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

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

Unaudited Statements

     The financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financials statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at February 28, 2002 included in the Company's Form 10-KSB.

2.   REVERSE ACQUISITION
     -------------------

     Effective February 6, 2002, the Company closed an Agreement for Share Exchange and Plan of Reorganization to acquire all of the issued and outstanding shares of New Frontier Energy, Inc. ("NFE") in exchange for 8,556,923 shares of the Company's common stock. NFE and its wholly owned subsidiary, Skyline Resources, Inc. ("Skyline") are also engaged principally in the exploration, development and production of oil and gas. Immediately following the acquisition, the former stockholders of NFE controlled the Company. The transaction was accounted for using accounting principles applicable to reverse acquisitions. Following reverse acquisition accounting, financial statements subsequent to the closing date are presented as a continuation of NFE. The Company then elected to change its year-end from October 31 to February 28. Therefore, the financial statements reflect the consolidated financial position of the Company at November 30, 2002 and the consolidated results of operations from March 1, 2002 to November 30, 2002 and the quarter ended November 30, 2002 together with the statements of cash flow from March 1, 2002 to November 30, 2002 of the Company and its wholly owned subsidiaries. The results of operations for the period from March 1, 2001 to November 30, 2001 and the quarter ended November 31 2001 together with the statements of cash flow for the period from March 1, 2001 to November 30, 2001 represent the NFE transactions only. Please read the Company's Form 10KSB as of February 28, 2002 for additional information relative to this transaction.

                         WYOMING OIL AND MINERALS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.   Acquisition of subsidiary:

     On May 31, 2002 the Company acquired 100% of the issued and outstanding common stock of Blue Star Acid Service, Inc. ("Blue Star") with an effective date for accounting purposes as of the beginning of business on April 1, 2002. Blue Star is an oil field services company operating in the States of Kansas and Oklahoma. Blue Star's equipment consists of trucks and oil well service equipment and supplies. The company has continued the business of Blue Star following the acquisition. The Company valued Blue Star based upon arms length negotiations considering the value of the equipment and other assets net of Blue Star's liabilities. The Company used its cash reserves to pay for the cash payment at closing and anticipates that the revenue generated from Blue Star's business will pay for the promissory note payments.

     The Company acquired 100% of the stock of Blue Star from one of our shareholders. The Company paid $670,000 for the stock as follows: (i) $100,000 in cash; (ii) 400,000 shares of restricted common stock of Dover Petroleum Corp. owned by the Company, which the parties have agreed has a value of $250,000; (iii) a promissory note for the principal amount of $220,000 with a 7% interest rate, $95,000 plus interest payable 120 days after closing and $125,000 plus interest payable one year after closing;
     (iv) a promissory note, payable to an independent contractor for past services, for the principal amount of $50,000 with a 7% interest rate, $25,000 plus interest payable 120 days after closing and $25,000 plus interest payable one year after closing; and (v) 25,000 shares of the Company's restricted common stock valued at $2.00 per share issued to an independent contractor for past services.

     The purchase price is allocated as follows:

             Cash                                      $   18,453

             Accounts receivable                          227,480
             Prepaid expenses                              10,199
             Property and equipment                       519,631
             Land                                           6,364
                                                       ------------
              Assets acquired                             782,127
                                                       ============
             Liabilities assumed                       $  112,127
                                                       ------------
                                                          112,127
                                                       ------------
             Purchase price                            $  670,000
                                                       ============

4.   Sale of oil and gas properties and retained production payment

     The Company sold certain oil and gas properties for a total sales price of $160,000. The Company received a promissory note in the amount of $160,000 collateralized by the property. The note bears an imputed interest rate of 6%. The purchaser is obligated to make payments out of the gross revenue generated from the existing wells on the property plus any additional wells drilled at the rate of 15% of gross revenues after royalties and taxes. Payments are to commence on or before May 25, 2003 and to continue until paid in full. Purchaser also agreed to spend a minimum of $50,000 on or before June 1, 2003 in improvements to the properties. The sale is recorded as a retained production payment in the amount of $90,000 after giving effect to the imputed interest and the fair value of the properties transferred. No gain or loss was recognized in the exchange.

5.   Preferred stock

     The Company received subscriptions for 100,000 shares of its no par value Convertible series A Preferred Stock at $5.00 per share on September 30, 2002. The holders shall be entitled to receive cash dividends at the annual rate equal to eight percent of the issue price per share, payable monthly, in arrears. These shares are convertible into that number of shares of Common Stock obtained by dividing the issue price of the aggregate number of shares of Preferred Stock being converted plus any accrued but unpaid dividends by an amount equal to $1.00. As of November 30, 2002, the Company had received $50,000 from the subscriber and received an additional $100,000 on December 3, 2002. The $100,000 is shown in preferred stock subscriptions and the balance of the $350,000 subscribed, but not paid, is shown as a reduction of stockholders' equity.

                         WYOMING OIL AND MINERALS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     In connection with the Preferred Stock transaction, the Company issued a Warrant to purchase one hundred thousand (100,000) shares of its $0.01 par value Common Stock. The warrant may be exercised in whole, or in part at any time prior to September 30, 2004 at an exercise price of $1.25 per share. The warrants were valued at $82,366, of which $57,750 relating to the unpaid preferred stock subscriptions is shown as a reduction of stockholders' equity.


Item 2. Management's Discussion and Analysis or Plan of Operation.
-----------------------------------------------------------------

General

     The following discussion and analysis covers the financial condition of Wyoming Oil & Minerals, Inc. ("we" or the "Company") at November 30, 2002, changes in our financial condition since February 28, 2002, the end of the previous fiscal year, and a comparison of the results of operation for the three and nine month periods ended November 30, 2002 to the same periods from the previous year. The results of operations for the three and nine months ended November 30, 2002 include those of the Company, its subsidiaries New Frontier Energy, Inc. and Skyline Resources, Inc., together with those of Blue Star Acid Services, Inc. ("Blue Star") for the period beginning April 1, 2002, the effective date of the acquisition of Blue Star. The results of operations for the periods ended November 30, 2001 reflect the activities of New Frontier Energy, Inc. only, in accordance with reverse acquisition accounting treatment (see Note 2 to the unaudited consolidated financial statements and the Form 10-KSB for the year ended February 28, 2002).

     See also the discussion at the end of this section for cautionary language regarding forward-looking statements contained in this report.

Results of Operation

     For the nine months ended November 30, 2002, we reported a net loss of $624,858, or $0.06 per share, on revenue of $1,015,316. This compares to a net loss of $391,932, or $.04 per share, on no revenue, for the comparable period of the previous fiscal year. Results for the three months ended November 30, 2002 were a net loss of $21,293, or $.00 per share, on revenue of $482,370 compared to a loss of $181,909, or $.02 per share, on no revenue, for the three months ended November 30, 2001. During the fiscal year ended February 28, 2002, our accounting predecessor, New Frontier Energy, Inc., was in the development stage and had no revenue and insignificant operations.

     Despite the fact that our operations continued to generate a net loss during the third quarter, our operations have improved each quarter during the current fiscal year. The following table summarizes our quarter-by-quarter results for the current fiscal year:


                                  2003 Fiscal Year
                                 Three Months Ended:
                    ---------------------------------------------
                      May 31        August 31      November 30
    -------------- ------------- -------------- -----------------
    Total Revenue    $253,542      $279,404       $482,370
    -------------- ------------- -------------- -----------------
    Net Loss          354,952       248,613         21,293
    -------------- ------------- -------------- -----------------

     Thus, during each quarter, we have increased our revenue and decreased our net loss. This improvement is due almost exclusively to the operations of Blue Star, which we acquired effective April 1, 2002. We expect this trend to continue although the operations of Blue Star may be reduced during the winter months when drilling and production are sometimes reduced or curtailed due to inclement weather.

     The loss for each quarter of the current fiscal year is due to the fact that our revenue, including field services and oil and gas production, has been insufficient to cover costs of revenue and other expenses. Our field services have provided a profit margin to defray some of our operating expenses, but oil and gas production has been minimal. We hope to remedy this situation by increasing our oil and gas production in the future. However, that is dependent on development of our existing properties, acquisition of additional properties and receipt of significant additional working capital.

     In addition to a loss of $397,224 from operations for the first nine months of this fiscal year, we lost a net $227,634 from other income or expense, resulting in the net loss of $624,858. Of the other income and expense, approximately $57,000 resulted from interest expense and the balance resulted primarily from the loss of approximately $140,000 on disposal of marketable securities and $33,000 from a loss on the disposition of certain oil and gas properties that we did not consider important to our continued operations.

     Field Service Operations. Our field service operations improved substantially from the second quarter of this year. Our revenue from this portion of our operations increased 75% during that time. Our profit margin also increased. We have invested in additional equipment, and have added new customers during the current fiscal year.

     A portion of the cash provided by field service operations will be used to pay the promissory notes that we acquired when we purchased the operations and the balance will provide cash for payment of other expenses.

     Oil and Gas Operations. We reported only minor revenue from oil and gas sales for the first nine months of fiscal 2003. Most of our properties are still under development pending acquisition of additional capital and construction of a gas pipeline (see Liquidity and Capital Resources, below). Costs associated with oil and gas production for this nine-month period were $35,357 higher than our revenue, due to the fact that our existing, producing assets require significant expenditures of cash to maintain the properties even when they are inactive. Most of the oil and gas assets that we own presently are not producing.

     General and Administrative Expenses. General and administrative expenses were $894,695 for the first nine months of fiscal 2003, compared to $319,290 for the first nine months of 2002, an increase of $575,405 (180%). The increase is because in 2001, the Company had no activity other than raising capital. Also during the first nine months of last year, the officers served without compensation

     The most significant increase in our general and administrative expenses was non-executive salaries, which accounted for over $235,000 of the increase from the first nine months of last year compared to this year. These salaries are associated with Blue Star and the activities of that entity. In fact, the activities of Blue Star accounted for $467,000 of the increase in our general and administrative expenses. Other significant items that increased from last year to this year were insurance, fuel, repairs and maintenance. The repairs and maintenance are attributable to Blue Star's continuing operations. Marketing and promotion also increased from the first nine months of last year, as we sought to improve the public's awareness of our operations.

     Depreciation, depletion and amortization increased to $115,332 in the first nine months of 2003. During the first nine months of last year, New Frontier was only amortizing organizational expenses as compared with the depreciation, depletion and amortization associated with approximately $3,900,000 in property and equipment during this fiscal year. Interest expense was $57,363 for the first nine months of this year, a decrease of $7,848 (12%) from last year. Such decrease reflects a change in the composition of the related debt and a decrease in interest rates.

Liquidity and Capital Resources

     At November 30, 2002, we had a deficit in working capital of ($509,697), consisting of current assets of $560,963 and current liabilities of $1,070,660. Our working capital position at November 30, 2002 decreased by $90,535 from fiscal year end February 28, 2002. The principal reason for the decrease in working capital is the acquisition of Blue Star, as we used current assets with an approximate value of $500,000 to acquire approximately $250,000 in current assets, assumed approximately $112,000 in current liabilities and issued debt instruments of $270,000 in the transaction. While this acquisition temporarily decreased our working capital, we anticipate that it will provide significant cash flow in the future and improve our working capital position. The Company also spent $132,237 in cash on operations and $107,524 on investing activities during the first nine months of the year. As a result of this deficit in working capital, the Company is dependent upon its ability to obtain capital from outside sources, as well as generate cash from operations, to pay its current obligations as they mature.

     In an effort to improve our working capital position, we converted $632,997 in notes payable and accrued interest into common stock during the first nine months of the year. We also hope to raise additional capital through equity financing in the future. Efforts toward that end are ongoing.

     Current assets increased $41,838 or approximately 8%, between year-end February 28, 2002 and November 30, 2002. Cash increased $28,642 during that time, or approximately 37%. This increase is attributable to the receipt of a portion of the proceeds of a private placement of our preferred stock that were not yet spent on operations. The trade accounts receivable increased $46,431; the principal reason for the increase is the acquisition of the Blue Star receivables. Inventory remained basically the same. The Company had no marketable equity securities at November 30, 2002, as these were either sold or used in the acquisition of Blue Star. Prepaid expenses increased $33,487 over February 28, 2002 because the Company entered into an agreement for services that were partially completed by November 30, 2002.

     Current liabilities increased $132,373, or approximately 14%, between year-end February 28, 2002 and November 30, 2002. This resulted from our need for additional cash to pay accounts payable and other expenses. We also borrowed approximately $135,000 from our officers to fund capital requirements while anticipating the proceeds of the private placement. Notes payable also increased substantially with the acquisition of Blue Star.

     Also, in an effort to improve our working capital position, we executed an agreement to sell some preferred stock during the third quarter of the fiscal year. We agreed to sell 100,000 shares of a newly created class of Series A Convertible Preferred Stock to one accredited investor at a price of $5.00 per share. The Preferred Stock is designed to pay an 8% dividend monthly and is convertible into common stock at the rate of one share of common for each $1.00 of issue price of the Preferred. In conjunction with the sale, we also agreed to issue one common stock purchase warrant to the Purchaser for each share of Preferred Stock, exercisable at $1.25 per share. Subject to completion of the purchase and sale of the stock, we also agreed to assign to the Purchaser a 3% net revenue interest in our percentage of the Slater Dome properties.

     We executed the agreement to sell the Preferred Stock on September 30, 2002, and the subscription price of $500,000 was payable immediately. To date, the subscriber has paid us $150,000 on the $500,000 subscription ($50,000 prior to November 30th and $100,000 in December ). The Company has been in contact with the subscriber concerning the balance of $350,000 due on the subscription and has been assured that payment of the balance is imminent. The Company is currently evaluating the options available to it as it relates to this subscription.

     Capital Requirements. In addition to the capital necessary to develop our existing properties and acquire additional properties, we also require immediate cash for production, general and administrative expenses and retirement of debt. We are negotiating with several parties in an effort to acquire additional capital and obtain access to a natural gas pipeline to get our gas from the Slater Dome properties to market.

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

     o    The   willingness   and  ability  of  third  parties  to  honor  their
          contractual commitments;

     o Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the oil and gas industry for risk capital;

     o Environmental and other regulations, as the same presently exist and may hereafter be amended;

     o    Our ability to identify, finance and integrate other acquisitions;

     o    Volatility of our stock price; and

     o Actions of overseas producers of oil and natural gas over which we have no control.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

                           PART II--OTHER INFORMATION

Item 2. Changes in Securities

     During the period covered by this report, we issued a total of 322,274 shares of our common stock and agreed to issue 100,000 shares of our preferred stock, that were not registered under the Securities Act of 1933. The following table summarizes the transactions in which these shares were issued:

Transaction                            Date      No. of Shares  Price Per Share
-----------------------------------   --------   -------------  ---------------
Private Placement (Preferred Stock)    9/30/02     100,000*        $5.00
Contribution                           9/02/02      25,000         $1.05
Private Placement                      9/09/02      80,000         $1.00
Services                               9/30/02      32,000         $1.00
Services                              11/08/02      60,000         $1.60
Conversion of Debt                    11/30/02     125,274         $ .75

*Also included 100,000 warrants to purchase our common stock exercisable for a period of two years at a price of $1.25 per share.

All of these shares were issued in transactions exempt from the registration requirements of the 1933 Act by virtue of Section 4(2) and Rule 506 under Regulation D. We reasonably believed at the time of the transaction that all of the purchasers were accredited investors with the meaning of Rule 501 of Regulation D and that each had such knowledge and experience in financial and business matters that each was capable of evaluating the merits and risks of the investments. Also, the certificates representing the shares were embossed with restrictive legends and the recipients understood that the shares would be restricted from transfer. No commission was paid in any transaction, as we issued the shares directly.

Item 6. Exhibits and Reports on Form 8-K.

A.   Exhibits: The following exhibits are filed with this report:

     --------------------------------------------------------------------------
     Exhibit No.   Description
     ------------- ------------------------------------------------------------
     No. 3.5       Articles of Amendment to the Articles of Incorporation filed with the Wyoming  Secretary of State on  September  30, 2002
                   ------------------------------------------------------------
     No. 10.3      Subscription  and  Registration  Rights  Agreement
                   between the Company and Taggart  Consulting Group, LLC dated
                   September 30, 2002
                   ------------------------------------------------------------

     B.  Reports on Form 8-K: None.




             The Remainder of This Page Was Intentionally Left Blank

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Wyoming Oil & Minerals, Inc.


Date: January 17, 2003        By: /s/ Bill M. Conrad
                                  ----------------------------------------------
                                  Bill M. Conrad, President, Principal Financial and Accounting Officer and Treasurer

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


Date: January 17, 2003        By: /s/ Bill M. Conrad
                                  ----------------------------------------------
                                  Bill M. Conrad, President, Principal Financial and Accounting Officer and Treasurer

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


Date: January 17, 2003        By: /s/ Raymond E. McElhaney
                                  ----------------------------------------------
                                  Raymond E. McElhaney, Chairman of the Board,
                                  and Chief Executive Officer