Form 10KSB
period 2003-02-28
WYOMING OIL & MINERALS INC
filed 2003-06-13
CIK 108729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year ended February 28, 2003.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.


                         Commission file number: 0-7919
                                                 ------

                          WYOMING OIL & MINERALS, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Wyoming                                              83-0217330
------------------------                            --------------------------
(State of incorporation)                            (I.R.S. Identification No.)



5525 Erindale Dr., Suite 201, Colorado Springs, Colorado                80918
--------------------------------------------------------              ----------
    (Address of principle executive offices)                          (Zip Code)


Registrant's telephone number, including area code:   (719) 260-8509
                                                      --------------

Securities registered under Section 12 (b) of the Exchange Act:   None

Securities registered under Section 12 (g) of the Exchange Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                [X] Yes [ ] No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     The aggregate market value of the 7,566,116 shares of common stock held by non-affiliates of the Company was approximately $7,566,116 on June 9, 2003, calculated using the last sales price of the common stock of $1.00 on June 10, 2003 as reported on the OTC Bulletin Board. On June 9, 2003, there were 11,347,157 shares of common stock of the Company issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

Transitional Small Business Disclosure Format:       [ ] Yes  [ X ] No

                                TABLE OF CONTENTS



PART I.......................................................................1


   ITEM 1.   DESCRIPTION OF BUSINESS.........................................1
   ITEM 2.   DESCRIPTION OF PROPERTIES.......................................5
   ITEM 3.   LEGAL PROCEEDINGS...............................................8
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............8

PART II......................................................................9

   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........9
   ITEM 6.  MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........9
   ITEM 7.   FINANCIAL STATEMENTS...........................................19
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE............................19

PART III....................................................................20

   ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
            EXCHANGE ACT....................................................20
   ITEM 10:  EXECUTIVE COMPENSATION.........................................21
   ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT.................................................22
   ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS..........23
   ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K..............................24
   ITEM 14.   CONTROLS AND PROCEDURES.......................................26

SIGNATURES..................................................................27

Certifications .............................................................28

PART F/S...................................................................F-1

                             Additional Information

     Descriptions in this Report are qualified by reference to the contents of any contract, agreement or other document described herein and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report, or incorporated herein by reference by the Company as permitted by regulations of the Securities and Exchange Commission (the "Commission"). (See "Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.")

                Special Note Regarding Forward-Looking Statements

     Please see the note under "Item 6. Managements Discussion and Analysis or Plan of Operation," for a description of special factors potentially affecting forward-looking statements included in this report.

                                     PART I

Item 1. Description of Business

Organization and Overview

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

     We currently operate as a holding company for two subsidiaries. Through New Frontier Energy, Inc. ("NFE") and its subsidiary, Skyline Resources, Inc. ("Skyline"), we explore for oil and natural gas and develop oil and gas properties. We acquired NFE in February 2002. Blue Star Acid Services, Inc. ("Blue Star") operates an oil field service operation. We acquired that entity effective April 1, 2002. Effective June 6, 2003, our board of directors decided to distribute all common stock of NFE to our shareholders on a one-for-one basis. If the distribution is completed as contemplated, NFE will trade as a separate entity. (See "-Proposed Distribution" below)

     Effective February 28, 2003, and in connection with the proposed distribution of NFE, we reorganized our assets and liabilities such that all operations associated with the exploration, development and production of oil and gas are conducted through NFE and all oil field services operations are conducted through Blue Star. In connection with this reorganization and the distribution of NFE, we may explore additional opportunities to increase shareholder value, both related to our oilfield service business and outside the oil and gas industry. Unless otherwise noted, references to our business, operations, financial condition and other information includes all of our subsidiaries.

Oil and Gas Exploration and Development

     Through our subsidiary NFE, we explore for, develop and produce oil and natural gas and oil and gas leases. All of our operations are located in the continental United States, specifically in Colorado and Wyoming. (See, "Item 2, Description of Properties") Most of our properties are unproven, subject to additional drilling and development to prove any reserves. Our proved properties are located in the State of Wyoming. All of our properties are operated by independent third parties.

     Our primary asset as of the date of this report is an interest in the Fly Creek Prospect, located on the border between northwest Colorado and southwest Wyoming. We own a 30% interest in this property, consisting of approximately 17,000 gross acres. This property is operated by the owner of a majority interest in that prospect, Cedar Ridge, LLC. We sold a 36.66667% interest to Cedar Ridge in March 2003, at which time it became operator of the property. Pursuant to the operating agreement, Cedar Ridge is designated operator and is responsible for directing all operations as permitted and required thereunder. Cedar Ridge makes all decisions regarding when and how drilling shall be conducted, but we may proceed on our own if we desire and if Cedar Ridge declines to participate.

     We are obligated to pay our 30% share of all costs and expenses incurred for exploration and development on the prospect. Cedar Ridge chooses when and how to drill on the property and how much to charge for each well, and we may elect to participate or not. Pursuant to the terms of a participation agreement executed with Cedar Ridge upon acquisition of their interest in the prospect, it agreed to pay up to $500,000 of our portion of those costs and expenses as part of the purchase price for their interest. Cedar Ridge replaced Phillips Petroleum Company as prior operator and has only recently commenced operations at the prospect. We expect drilling to commence on the property in the near future.

     The Fly Creek Prospect is a coal bed methane project targeting coal formations at depths ranging from approximately 700 to 3,200 feet. Eight test wells were drilled on the prospect prior to the participation of Cedar Ridge. One of these wells was flared for a period of 30 days in an effort to test for the presence of economical amounts of natural gas. We believe that test was successful, although the well is currently shut in. Additional wells showed sufficient gas for shorter periods of time to encourage our continued participation in the prospect. We anticipate that Cedar Ridge, as operator, will conclude the initial exploration phase of the project during the balance of calendar 2003 with a view to beginning production some time thereafter.

     In addition to continuing efforts to develop the property, we and our co-participants must construct a gas gathering system to deliver gas from the prospect to market. If the results of our exploration efforts are successful, we expect Cedar Ridge to lead efforts to construct that gas gathering system. We expect this system to span approximately 16 miles to connect with another, larger system, operated by an independent third party. Working capital permitting, we expect to participate in construction and operation of that system, although we are not required to do so.

     Our only producing properties at this time are located in the State of Wyoming, near Casper. (See, "Item 2, Description of Properties")

Oil and Gas Production
----------------------

     From our drilling efforts and from production purchased from others, our net production of crude oil and gas, the average sales price (including transfers) per unit of oil and gas produced and the average production (lifting) cost per unit of production for the last three years has been as follows:

                           Net Oil and Gas Production,
                    Average Production Costs and Sales Prices

                                                                     Production Cost Per
                                   Net Production                    Equivalent Unit ($)           Average Sales Price ($)
                                   -----------------------           --------------------         ------------------------
                                   Bbl of           Mcf of           Bbl of        Mcf of          Bbl of        Mcf of
         Period                     Oil              Gas              Oil           Gas             Oil          Gas
         ------                    -----            -----            -----          ----           -----          ----

Year Ended 2/28/03                  2,707           7,552            23.51          1.25           23.10          1.57

Year Ended 2/28/02                  6,508               0            26.46          1.25           24.30          2.09

Year Ended 2/28/01                 13,246             700            23.26          1.25           26.73          2.72


As shown by the foregoing table, most of our production has historically been from oil.

     Our natural gas is sold at prices determined on a monthly basis by reference to various published futures or spot prices for gas. Oil is also sold at prevailing spot prices. During the twelve months ended February 28, 2003, there was one purchaser or operator who accounted for more than 10% of our revenues from purchased and produced oil and gas sales. Eighty-Eight Oil purchased from us or sold for our account, oil and gas constituting 100% of total sales during that time. The loss of this purchaser may temporarily affect our revenue, but we believe we will continue to have a market for our products for the foreseeable future.

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

Oil and Gas Service Operations

     Through our subsidiary Blue Star, we provide field support for the oil and gas operations of third parties. We primarily provide services associated with drilling oil and gas wells, including cementing, acidizing, water hauling and providing materials to assist other operators. These operations are conducted in the States of Kansas and Oklahoma. One customer, Devon Energy Production, accounted for approximately 60% of revenue from this portion of our operations.

Proposed Special Distribution

     In April 2003, our board of directors determined to separate the oil and gas exploration and development activities from the field service operations. To accomplish this objective, the board resolved to investigate the possibility of distributing the shares of NFE in a dividend distribution to our shareholders. The decision was finalized in June 2003, at which time it was determined to distribute one share of NFE for each of our shares outstanding to all shareholders of record on June 30, 2003, the record date for the special distribution. At the same time, the Board split the stock of NFE to allow a sufficient number of shares to accomplish the distribution. This distribution was designed to accomplish the following objectives:

o Allowing management of each business to focus solely on the challenges and opportunities of that business;

o Allowing investors to focus on the business and prospects of each company separately;

o Enhancing access to financing by allowing the investment community to focus separately on the business of each entity;

o Allowing WYOG shareholders a continuing opportunity to share in the growth of NFE; and

o Allowing WYOG to explore other opportunities, both within and outside the oil and gas industry.

     Selling the field service operations was not considered a viable alternative. Our management did not believe the true value of the business could be obtained in a cash sale to an independent third party. Further, the revenue and cash flow of Blue Star was simply too small to attract interest from many buyers. Finally, management did not wish to subject our shareholders to a lengthy and protracted process of investigating suitable buyers, thereby missing other opportunities which might be available.

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

Item 2. Description of Properties

     At February 28, 2003, we had an interest in 57,164 gross, 13,226 net acres of undeveloped oil and gas properties, and 760 gross, 312 net developed acres. We had an interest in 12 wells (gross), 5.7 wells (net) at that date. All of these properties are located in the States of Colorado and Wyoming.

     The following table summarizes the oil and gas properties in which we had an interest at February 28, 2003:

Undeveloped oil and gas acres:                          Gross        Net
                                                        ------       -----

Wyoming                                                 12,747       3,989
Colorado                                                44,417       9,237


Developed acres:                       Oil                     Gas
                                       ---                     ---

                                Gross        Net        Gross         Net
                                -----        ---        ------       -----

Wyoming                          120         120            80          24
Colorado                           0           0           560         168



No properties are held in fee, as we hold all properties by leaseholds.

     Subsequent to the acquisition of New Frontier, we conducted an evaluation of the properties located in Wyoming with a view to determining the strategic importance of the properties to our Company. Subsequent to that review, we determined to sell some of those properties, as they are not strategically important to our operations and required significant work to maintain productivity. As a result, we sold our interest in approximately 2,880 gross acres prior to year-end. We also tried to sell our interest in the Nucla Prospect, an undeveloped property in Montrose County, Colorado, but the purchaser did not complete its option to acquire that interest. (See, "Item 6. Management's Discussion and Analysis or Plan of Operation")

     We did not add significantly to our properties during the fiscal year ended February 28, 2003.

     As of February 28, 2003, we own the following oil, gas or injection productive wells:

                   Oil                  Gas                Injection
                   ----                 ----               ---------
             Gross       Net      Gross        Net       Gross        Net
             -----       ---      -----        ---       -----        ---

Wyoming        3          3          1         .3           0          0
Colorado       0          0          7        2.1           1         .3

     The following table summarizes the wells which we have drilled or in which we have participated during the periods indicated:


                                       Net Exploratory Wells
                                       ---------------------

Fiscal Year Drilled           Producers                     Dry Holes         Total Wells
2003                              0                          .09375             .09375
2002 (transition period)          0                             1                  1
2001                        .1667 (shut in)                   .25               .4167 (shut in)



                                 Net Development/Productive Wells
                                 --------------------------------

Fiscal Year Drilled           Producers                     Dry Holes         Total Wells
2003                              0                             0                  0
2002 (transition period)          0                             0                  0
2001                       1.166 (shut in)                      0           1.166 (shut in)



Reserves
--------

     The following are reserve estimates as of February 28 for the last three years made by the Company:


Proved Developed Oil and Gas Reserves         Oil (bbls)    Gas (mcf)
                                              ----------    ---------

2003                                               2,947       60,706
2002 (transition period)                          14,795       68,258
2001                                             191,484       73,339


     There were no proved oil and gas reserves that were undeveloped.

     See Note 20 of Notes to Consolidated Financial Statements for more detailed information concerning changes in the Company's estimated oil and gas reserves during 2002 and 2003. No proven reserves have been assigned to our Fly Creek Prospect due to the absence of a gas delivery system to get the gas to market and any sustained production history. However, we anticipate that a pipeline will be constructed in the future if sufficient reserves are established.

     No reserve figures have been filed with, or reported to, any other regulatory authorities or agencies during the period ended February 28, 2003.

Facilities

     Our executive and administrative headquarters are located at 5525 Erindale Drive, Suite 201, Colorado Springs, Colorado 80918. We, and our subsidiary New Frontier, share this space under a one-year lease expiring April 2004 for monthly rent of $1,220. Our other subsidiary, Skyline, occupies space at 3000

Youngfield, Suite 338, Lakewood, Colorado 80215. It presently shares approximately 1,500 square feet of office space and has access to a conference, drafting, and supply room and storage facilities on an as needed basis. Skyline pays $431 per month on a month-to-month basis for this space.

     We believe that our facilities are adequate for the foreseeable future, although NFE may seek separate space in which to operate in connection with the proposed reorganization and distribution.

Employees

     We currently have three employees. Our two officers serve on a part-time basis as necessary for our operations, and we employ an administrative assistant.

     Our subsidiary, NFE, currently has two employees, each an officer of that company. Such individuals were retained effective April 2003. It is anticipated that they will provide substantially full-time efforts to NFE. Skyline Resources currently has one employee, its president. Blue Star has ten full-time employees.

     From time to time, we engage contract individuals to assist with clerical, accounting and other administrative functions, legal services, geology, engineering and land related services necessary for our operations. We expect these arrangements to continue for the foreseeable future.

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

Proved Developed          Proved reserves that are expected to be recovered
Reserves:                 through existing wells with existing equipment and
                          operating methods.

Proved                    Quantities of oil and gas which geological and
Reserves:                 engineering data demonstrate  with  reasonable
                          certainty to be recoverable in future years from known reservoirs.

Proved Undeveloped        Proved reserves that are expected to be recovered from
Reserves:                 new wells or from existing wells where a relatively
                          major expenditure is required for recompletion.

Item 3. Legal Proceedings

     Our second tier subsidiary, Skyline Resources, Inc., has been threatened with civil litigation arising from an agreement executed in 2002. The threat arose from an option to acquire certain oil and gas leases in which Skyline indemnified the proposed seller. Since the option was never exercised by Skyline, we do not believe it is liable for any alleged damage suffered by the seller. However, seller threatened litigation as a result of claims asserted against it by a third party. If the suit is filed, we expect that Skyline will vigorously defend the claims.

     Other than that, we are not currently subject to any legal proceedings, the results of which would have a material impact on our properties, results of operation or financial condition. Neither, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to the security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

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

     Fiscal Quarter Ended                High                        Low
     --------------------                ----                        ---

     May 31, 2002                        $3.95                       $1.10
     August 31, 2002                      2.95                         .60
     November 30, 2002                    2.05                         .60
     February 28, 2003                    1.85                         .75

     May 31, 2001                         2.15                         .76
     August 31, 2001                      1.90                        1.01
     November 30, 2001                    1.40                         .75
     February 28, 2002                    3.90                        1.25


     As of February 28, 2003, there were 1,775 record holders of our common stock. We estimate that there were approximately 2,000 beneficial owners.

     No dividends have been paid with respect to our common stock and we have no plans to pay dividends in the foreseeable future, except the proposed special distribution described above. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs and plans for expansion.

Item 6. Managements' Discussion and Analysis or Plan of Operation

Introduction

     Historically, we have been engaged in the exploration, development and production of oil and natural gas reserves in the continental United States. We derived our revenue from producing and selling oil and natural gas to third parties. Effective April 1, 2002, we began operation in the oil field service business with the acquisition of Blue Star Acid Services, Inc. We now have two principal operating segments.

     The following discussion and analysis covers our financial condition at February 28, 2003 and changes in our financial condition since February 28, 2002, the end of the prior fiscal year. It also covers our results of operation for the fiscal year ended February 28, 2003 and the period from November 1, 2001 to February 28, 2002.

Recent Acquisitions and Dispositions

     During the last fiscal year, we completed a number of acquisitions or dispositions of property.

     Acquisition of New Frontier Energy, Inc.
     ----------------------------------------
     Effective February 2002, we acquired all of the outstanding stock of NFE, then a privately held Colorado corporation. We issued 8,556,923 shares of our common stock to the former shareholders of NFE, representing approximately 90% of our then-issued and outstanding common stock. Because of the number of shares issued in connection with the acquisition, the transaction has been treated for accounting purposes as a recapitalization of NFE as though NFE were the acquiring entity, although from a legal standpoint, we were the acquiring entity. The transaction was essentially treated as a reverse acquisition for accounting purposes, as if New Frontier had acquired us. See Note 2 to the audited, consolidated financial statements for a description of the assets and liabilities that we acquired in this transaction.

     Historically, NFE had a fiscal year end of October 31. Because New Frontier was deemed the acquiring entity for accounting purposes, its fiscal year survived for reporting purposes under relevant rules of the Securities and Exchange Commission. On May 16, 2002, a determination was made to change our fiscal year end from October 31 to February 28. The decision was made by our Board of Directors and was effective for the period ending February 28, 2002. As a result, the results of operations below compare a twelve-month period ended February 28, 2003 to the four month period ended February 28, 2002.

     Blue Star Acid Services, Inc.
     -----------------------------
     Effective April 1, 2002, we acquired Blue Star Acid Service. Blue Star is an oil field services company operating in the State of Kansas and Oklahoma. Blue Star's equipment consists of trucks and oil well service equipment and supplies.

     We acquired 100% of the stock of Blue Star from one of our shareholders. We paid $670,000 for the stock as follows:

     o    $100,000 in cash;

     o 400,000 shares of restricted common stock of Dover Petroleum Corp. which the parties agreed had a value of $250,000;

     o A promissory note for the principal amount of $220,000 with a 7% interest rate, $95,000 plus interest payable 120 days after closing and $125,000 plus interest payable one year after closing;

     o A promissory note, payable to an independent contractor for past services, for the principal amount of $50,000 with a 7% interest rate, $25,000 plus interest payable 120 days after closing and $25,000 plus interest payable one year after closing; and

     o 25,000 shares of our restricted common stock valued at $2.00 per share issued to an independent contractor for past services.

Of the amount due on the $220,000, $50,000 was paid subsequent to year end and balance has been extended with the consent of the holder. A total of $25,000 was paid on the other note during the year. Interest accrued on the notes for fiscal 2003 was approximately $12,000.

     We valued Blue Star based upon arms length negotiations considering the value of the equipment, inventory and the goodwill of the business as a going concern. We used our cash reserves to pay for the cash payment at closing and anticipate that the revenue generated from Blue Star's business will pay the remaining amounts due under the promissory notes.

     Fly Creek Prospect.
     -------------------
     During fiscal 2003, pursuant to the terms of our previous operating agreement with Phillips Petroleum, we acquired an additional 33.3333% interest in the Fly Creek to supplement the interest that we already owned. Subsequently, in March 2003, we sold an interest to Cedar Ridge. That sale included a 36.66667% interest in all of our assets, including oil and gas leases, eight gas wells, one water disposal well, equipment and minerals.

     The sale price for our interest in the Fly Creek prospect was $900,000 subject to certain conditions. Of that amount, $400,000 was paid at or before closing and the balance of $500,000 will be paid by Cedar Ridge carrying our remaining working interest through $500,000 in costs. In the event that Cedar Ridge does not invest the entire remaining $500,000, Cedar Ridge shall earn its proportionate share of the 36.66667% for every dollar invested up to the maximum of $900,000. All liabilities related to the property were pro rated as of the effective date of the sale, February 28, 2003.

     Drilling and Option Agreement.
     ------------------------------
     In a further effort to diversify our property and raise equity, we and the other participants in a marketing arrangement agreed to option all of our interest in a block of leases located in Montrose County, Colorado known as the Nucla Prospect to a third party. Pursuant to that agreement, we offered the purchaser the right to acquire 100% of the leasehold interests by paying certain up-front fees, drilling test wells at various locations on the prospect and giving us an override on any production. The option price was $150,000, $50,000 paid at closing and the balance due in periodic installments thereafter.

     Shortly following execution of the agreement, however, purchaser forfeited its interest in the agreement. The original $50,000 paid was nonrefundable and was used to pay lease rentals on behalf of the participants. Our share of that amount was $12,636. The balance of the option payment was cancelled. We expect to continue efforts to market our interest in this property.

     Also during the fiscal year, we sold some of our producing properties located in the State of Wyoming. Our interest was sold for a promissory note in the amount of $160,000, all of which is payable from production. The purchaser was also required to invest $50,000 in the property for additional development. Under the terms of the note, payments are required beginning May 25, 2003 unless extended and continued on a monthly basis until paid in full. Payments equal 15% of gross revenues from production, after royalties and taxes.

Reorganization of NFE

     In connection with the proposed distribution of NFE discussed above, we transferred certain assets and liabilities to NFE effective February 28, 2003, including the following:


                      Asset                              Book Value

         o  Producing oil & gas properties                $206,927

         o  Production payment receivable                   90,000

         o  Receivable from NFE                            682,269

     The following liabilities were assumed and accepted by NFE:

         o  Note and interest payable                     $486,966

Liquidity and Capital Resources

February 28, 2003
-----------------

     At February 28, 2003, we had a deficit in working capital of ($515,118), consisting of current assets of $620,904 and current liabilities of $1,136,022. This represents a slight decrease in our working capital from fiscal year end 2002, when our deficit equaled ($419,162). While we believe we have sufficient liquidity and capital to continue for the balance of the 2004 fiscal year, we are dependent on receipt of additional financing and cash from operations to continue operation in the long term.

     We struggled with our liquidity requirements during fiscal 2003. As a result, we were forced to borrow cash from certain of our officers and delay paying expenses. All of the amounts advanced by the officers was repaid with the proceeds of the sale of the Fly Creek Prospect.

     Included in current assets at year-end is a receivable from the sale of the interest in Fly Creek Prospect in the amount of $375,000. This amount was received subsequent to fiscal year end and all of it spent for current liabilities and other cash requirements.

     Sources and Uses of Cash.
     -------------------------
     During fiscal 2003, our operations used $143,576 in cash. In terms of cash requirements, our net loss was reduced significantly by depreciation, depletion and amortization, a loss on disposition of oil and gas properties and marketable securities and an increase in accrued expenses and deferred credits. Our efforts to preserve valuable cash resources resulted in a savings of almost $200,000 from the cash used for the period ended February 28, 2002, despite the fact that the prior period was only four months.

     We used $386,453 in cash on investing activities during the fiscal year. This represents a substantial increase from the prior period. Significant uses of cash for investing included cash and marketable securities paid to acquire Blue Star in the amount of $100,000 and the acquisition of property and equipment of $407,713. Such amount was partially offset by the proceeds from the sale of property and equipment of $103,755. The additional property and equipment was primarily acquired by Blue Star.

     Our use of cash for operations and investing activities was offset by cash raised from financing. We obtained approximately $340,000 from debt, a portion in the approximate amount of $135,000 from certain of our officers. Our subsidiary Blue Star obtained a line of credit for $120,000, substantially all of which was used at fiscal year end. We also obtained $342,500 from the sale of stock, primarily from the sale of preferred stock discussed in more detail below. Partially offsetting the cash raised from financing was repayment of debt in the amount of $205,805.

     Sale of Preferred Stock.
     ------------------------
     During fiscal 2003, we agreed to sell to a single investor a total of $500,000 of Series A Preferred Stock to aid in our cash requirements. The Series A Preferred Stock was structured to pay a dividend and was convertible into common stock under certain terms and conditions. We also agreed to issue warrants to the purchaser in connection to the subscription. However, the purchaser defaulted in payment of the subscription price after paying a total of $162,500, some subsequent to fiscal year end.

     After evaluating our options with regard to this default, we agreed to resolve the dispute by releasing the purchaser from the balance of the purchase price but insisting that all of the preferred stock be converted into common stock. In addition, all of the warrants issued in connection with the subscription were cancelled. This was done subsequent to fiscal year end. Accordingly, we have no preferred stock currently outstanding.

     In a further effort to improve our working capital position, we converted a substantial amount of outstanding debt to equity during the year. Bridge loans and accompanying interest in the amount of $632,997 were converted to common stock at the rate of $1 per share.

     Capital Requirements.
     ---------------------
     Our existing needs for capital include retiring outstanding liabilities and notes payable, paying debt, acquiring additional properties, drilling and developing our existing assets and paying general and administrative expenses. Part of our strategic direction to obtain cash to accomplish those objectives is to transfer our exploration and development assets to NFE and distribute the stock of that subsidiary to our shareholders with the hope that it will become a separately traded company. (See, "Item 1. Business - Proposed Distribution") We hope this will allow investors to focus separately on our exploration and development assets, expediting receipt of capital.

     We have also negotiated a carry on our interest in the Fly Creek Prospect by the operator of that property. We anticipate such amount will be sufficient to prove adequate reserves to allow construction of a pipeline and commencement of production. If production is achieved, we also anticipate that it will be significantly easier to obtain capital through production loans or commercial debt financing. However, there is no assurance such sources will be available on terms favorable to us.

     Notes payable at year-end 2003 were $517,863, most due on demand or later in calendar 2003. Of that amount, approximately $185,000 was paid subsequent to the end of the fiscal year and we expect that the line of credit in favor of Blue Star that is due in July will be renewed. We also had long term debt of $563,605, of which $152,555 was classified as current (due in the 2004 fiscal year). The proceeds of the private placement described immediately below will help defer some of these obligations, but we will require additional capital to retire all those debts.

     Subsequent to year-end, we completed an additional private placement of our common stock. The proceeds from that sale will help our liquidity and a portion will be contributed to NFE to aid in its liquidity in connection with the proposed distribution.

Results of Operations

Year ended February 28, 2003
----------------------------

     The results of our operations for the year ended February 28, 2003 included all of the operations of NFE from the beginning of that period and the operations of Blue Star Acid Services from April 1, 2002, the effective date of that acquisition for accounting purposes. Comparably, the period from November 1, 2001 to February 28, 2002 included the results of operations of NFE and its wholly owned subsidiary, Skyline Resources, Inc., consolidated with our results of operations from February 6, 2002, the date of that acquisition.

     For the year ended February 28, 2003, we lost $1,007,482, or $.10 per share, on revenue of $1,284,382. This compares to a net loss of $301,112, or $.01 per share, on $13,621 of revenue for the prior period. The substantial increase in net loss is partially attributable to fact that the prior period was a short period. The increase in revenues is attributable to the acquisition of Blue Star, which currently accounts for substantially all of our revenue.

     Segment Information.
     --------------------
     Our operating segments include field service operations and oil and gas exploration, development and production. During the year ended February 28, 2003, our field service operations produced a gross profit of $605,483, or 49% of revenues. This represents a significant decrease in the gross profit for that entity compared to the year ended December 31, 2001, when field service operations produced a gross profit of almost 70%. We attribute this decrease to increases in labor costs and costs of materials.

     Oil and gas production expenses continued to exceed revenue. During the year ended February 28, 2003, oil and gas operations produced a negative gross margin of $26,303, which means that our costs from that portion of our operations exceeded our revenues. This is primarily due to the age of our producing wells, which require significant investment and development to continue production. Also, only a small portion of our properties are currently producing. We incurred $57,000 of exploration costs during the fiscal year and $27,047 for dry holes. We also abandoned properties with a carrying value of $53,414.

     General and Administrative Expenses.
     ------------------------------------
     General and administrative expenses for the year ended 2003 were $1,027,373, a substantial increase from the prior period. Significant among those expenses were wages and salaries of approximately $303,500, a substantial portion of which was paid to, or accrued for, our officers or officers of our subsidiaries. In an effort to save cash, our officers and that of our subsidiary Skyline deferred a good portion of their salaries, but the remainder was accrued and remains a liability on our balance sheet. We also paid or accrued approximately $75,000 in legal and accounting fees, a significant portion of which is associated with our status as a public company.

     Depreciation, Depletion and Amortization.
     -----------------------------------------
     Depreciation for the year was $88,000 for Blue Star, as it has a significant amount of machinery and equipment that depreciates quickly. Depletion of $63,000 for our oil and gas properties increased significantly from last period, as the last period was only four months. Our oil and gas properties have not increased significantly since last year, so the base value has stayed generally consistent.

Recent Accounting Pronouncements

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. Required disclosures include a general description of the asset retirement obligation and the associated long-lived assets and the fair value of assets that are legally restricted for purposes of settling asset retirement obligations. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes that the adoption of SFAS No. 143 will have no material effect on the Company's financial statements.

Critical Accounting Policies and Estimates

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

     Reserve Estimates.
     ------------------
     Our  estimates  of  oil  and  natural  gas  reserves,  by  necessity,   are
projections   based  on  geological   and   engineering   data,  and  there  are
uncertainties  inherent  in the  interpretation  of  such  data  as  well as the projection  of  future  rates  of  production  and  the  timing  of  development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

     Many factors will affect actual net cash flows, including:

          o    the amount and timing of actual production;

          o    supply and demand for natural gas;

          o    curtailments   or  increases  in   consumptions  by  natural  gas
               purchasers; and

          o    changes in governmental regulation or taxation.

     Property, Equipment and Depreciation.
     -------------------------------------
     We follow the successful efforts method of accounting for oil and gas properties. Under this method all productive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. These capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal salary related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development also are capitalized to oil and gas properties. If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves, and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. As a result, we are required to estimate our proved reserves at the end of each quarter, which is subject to the uncertainties described in the previous section.

Forward-Looking Statements

     This Form 10-KSB contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

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

     Substantially all of our investment is tied up in one property, and if that prospect is not productive of oil or natural gas, we will be forced to seek additional opportunities. Substantially all of our current capital investment is tied up in the Fly Creek Prospect. Since this prospect is not currently developed, we are dependent on being able to prove production for additional cash flow. If we are unable to prove that such prospect can be productive of oil and natural gas, we will be forced to seek additional investments. Investigating and locating suitable property for acquisition is expensive and time consuming. Even if we are successful in identifying one or more additional properties for acquisition, there is no assurance that we can obtain such property at reasonable prices or that sufficient working capital will be available. Our dependence on a single prospect property for cash flow increases the risk of our future success.

     If we discover any natural gas reserves, we will be dependant on the construction and maintenance of a natural gas pipeline to deliver the product for marketing. In order for us to sell any natural gas from our Fly Creek Prospect, there will have to be constructed and maintained a pipeline to deliver natural gas to an interstate or intrastate gathering system. While we have tentative commitments from third parties, including the operator of the prospect, to construct this gathering system if sufficient gas is proved, there is no assurance that the system will be built. In addition, we will be dependent on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of the gas supplies. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the Federal Energy Regulatory Commission or state regulatory agencies. An inability to obtain transportation and/or storage services at competitive rates can hinder the processing and marketing operations and/or affect sales margins.

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

     Operations will be effected by future oil and natural gas prices that fluctuate widely, and low prices could have a material adverse effect on future operations. Our future success will depend largely on the prices received for natural gas and oil production. Prices received also will affect the amount of future cash flow available for capital expenditures and may affect the ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically produced from reserves either discovered or acquired.

     Prices for natural gas and oil fluctuate widely. For example, natural gas and oil prices declined significantly in 1998 and 2001, and, for an extended period of time, remained below prices obtained in previous years. Factors that can cause price fluctuations include:

     o    The level of consumer product demand;

     o    Weather conditions;

     o    Domestic and foreign governmental regulations;

     o    The price and availability of alternative fuels;

     o    Political conditions in natural gas and oil producing regions;

     o    The domestic and foreign supply of natural gas and oil;

     o    The price of foreign imports; and

     o    Overall economic conditions.

     We are in the oil and natural gas business that involves many operating risks that can cause substantial losses. The oil and natural gas business involves a variety of operating risks, including:

     o    Fires;

     o    Explosions;

     o    Blow-outs and surface cratering;

     o Uncontrollable flows of underground natural gas, oil or formation water;

     o    Natural disasters;

     o    Pipe and cement failures;

     o    Casing collapses;

     o    Embedded oilfield drilling and service tools;

     o    Abnormal pressure formations; and

     o Environmental hazards such as natural gas leaks, oil spills, pipeline ruptures or discharges of toxic gases.

     If any of these events occur, we could incur substantial losses as a result of:

     o    Injury or loss of life;

     o Severe damage to and destruction of property, natural resources or equipment;

     o    Pollution and other environmental damage;

     o    Clean-up responsibilities;

     o    Regulatory investigation and penalties;

     o    Suspension of our operations; or

     o    Repairs necessary to resume operations.

     If we were to experience any of these problems, it could affect well bores, gathering systems and processing facilities, any one of which could adversely affect the companies' ability to conduct operations. For some risks, we nor our subsidiaries may obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect operations. Moreover, we cannot assure the shareholders that we will be
able  to  maintain  adequate   insurance  in  the  future  at  rates  considered
reasonable.

Item 7. Financial Statements

     Reference is made to the Index of Financial Statements following Part III of this Report for a listing of the Company's financial statements and notes thereto.

Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

     None.

                                    PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following individuals presently serve as our officers and directors:


Name                      Age       Position
----                      ---       --------

Raymond E. McElhaney      46        Chairman of the Board of Directors and
                                    Secretary

Bill M. Conrad            46        President, Chief Financial and Accounting
                                    Officer, Treasurer and Director

Jubal S. Terry            45        Director

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

     The following represents a summary of the business history of each of the foregoing individuals for the last five years:

     Raymond E. McElhaney.
     ---------------------
     Mr. McElhaney has been Chairman of the Board and a director since February 2002 and was Vice President and Secretary of NFE until April 15, 2003. In 1990, Mr. McElhaney co-founded and continues to serve as the president of MCM Capital Management, Inc., a privately held financial and management consulting firm. MCM assists other companies in developing and implementing their business plans and capital formation strategies. Members of the firm often serve as interim officers and directors of portfolio companies.

     Prior to his association with our company, Mr. McElhaney served as president and a director of Wallstreet Racing Stables, Inc., a public company then engaged in the acquisition, training, racing and sale of thoroughbred racehorses. He served in that capacity from 1995 to June 2000. From May 1990 to February 1992, Mr. McElhaney served as a director of the United States Exploration, Inc., a public company currently trading on the American Stock Exchange.

     Bill M. Conrad.
     ---------------
     Mr. Conrad has been our President and a director since February 2002 and was Vice President and Treasurer of NFE until April 15, 2003. Mr. Conrad co-founded and has served as vice president of MCM Capital Management since its inception in 1990. He was also the vice president and a director of Wallstreet Racing Stables, Inc., from its inception in 1995 until June 2000. Over the past 12 years, Mr. Conrad's served in the office of president, vice president, chief financial officer and director of several public and private companies.

     Jubal S. Terry.
     ---------------
     Director. In 1998, Mr. Terry co-founded Skyline Resources, Inc. where he still serves as president. From 1985 through 1995, Mr. Terry was co-founder and vice president of American Rivers Oil Company, a publicly traded oil and gas company until it was acquired by Alliance Energy. From 1985 to 1986, Mr. Terry co-founded Karlton Terry Oil Company and was responsible for all drilling, completion and production in the Rocky Mountain Region. From 1983 through 1984, Mr. Terry was Operations/Exploration Manager for Oil Development Company in which he was responsible for all drilling and development in the Appalachian Basin. Mr. Terry received his Bachelor of Science degree in Geology from Western State College in Gunnison, Colorado in 1980.

     No family relationships exist between any of our officers and directors.

Compliance with Section 16

     The following table sets forth each director, officer or beneficial owner of more than ten percent of any class of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the fiscal year, that failed to file on a timely basis, Forms 3, 4 or 5 as required by
Section 16(a) during the most recent fiscal year or prior years.

Name of Reporting Person   Late Form 3   Late Form 4   Late Form 5  Transactions
------------------------   -----------   -----------   -----------  ------------
Candace McKey                                               1*

--------------------------------------------------------------------------------
*We are unable to determine how many, if any, transactions might have been reported late since we did not receive a copy of the necessary form.

Item 10: Executive Compensation

     The following table summarizes the total compensation of our chief executive officer and all other executive officers who were paid more than $100,000 during the fiscal year (the "Named Executive Officers") for the periods indicated. No other executive officer received more than $100,000 in salary and bonuses during the transition period.

                              SUMMARY COMPENSATION

                                                               Annual                                  Long Term
                                                            Compensation                             Compensation
                                                            ------------                             ------------
                                                                                   Other
                                                                                   Annual            Securities
          Name                        Period                   Salary           Compensation     Underlying Options
          ----                        ------                   ------           ------------     ------------------
Raymond E.  McElhaney,     Year ended February 28, 2003      $108,000(1)             0                    0
Chairman of the Board
                              Transition Period from
                                11/1/01 to 2/28/02           $36,000(2)              0                    0

                           Year ended February 28, 2001           0                  0                    0

                                                               Annual                                  Long Term
                                                            Compensation                             Compensation
                                                            ------------                             ------------
                                                                                   Other
                                                                                   Annual            Securities
          Name                        Period                   Salary           Compensation     Underlying Options
          ----                        ------                   ------           ------------     ------------------
Bill M. Conrad, President  Year ended February 28, 2003      108,000(1)              0                    0

                              Transition Period from
                                11/1/01 to 2/28/02            36,000(2)              0                    0

                           Year ended February 28, 2001           0                  0                    0

-----------------------------------
(1) Represents amounts paid or accrued in his position as an officer of NFE during that year. Of that amount, $36,000 was paid in cash and the balance was accrued.

(2) Each individual was paid compensation as an officer of New Frontier Energy, Inc. during this period.
------------------------------

     Our directors presently serve without compensation, but are entitled to be reimbursed for reasonable and necessary expenses incurred on our behalf.

     In his capacity as President of Skyline, Mr. Terry is employed pursuant to an employment agreement effective February 1, 1999 for a three-year term for monthly salary of $9,250. During the year ended February 28, 2003, Mr. Terry was paid a total of $10,000 in cash and the balance was accrued. Subsequent to year-end, Mr. Terry was paid an additional $50,000 which had been accrued for 2003. During the transition period ended February 28, 2002, Mr. Terry received $37,000 in compensation as President of Skyline.

Item 11: Security Ownership of Certain Beneficial Owners and Management

     As of the date of this filing, there were a total of 11,347,157 shares of our Common Stock outstanding, the only class of voting securities currently outstanding. All of our warrants that were previously outstanding were assigned to, and assumed by, NFE, so there are no options or warrants outstanding.

     The following tabulates holdings of our Common Stock as of May 31, 2003 by each person who holds of record, or is known by management to own beneficially, more than 5% of the voting securities outstanding and, in addition, by all directors and officers of the Company individually and as a group. The shareholders listed below have sole voting and investment power. All ownership of securities is direct ownership unless otherwise indicated. All addresses of the officers and directors are located at our address at 5525 Erindale Dr., Suite 201, Colorado Springs, Colorado 80918 unless otherwise indicated.

     Officers and Directors                 No. of Shares    % of Shares Owned
     ----------------------                 -------------    -----------------

     Raymond E. McElhaney (1)                 1,067,500              9.41%

     Bill M. Conrad                             982,000              8.65%

     Jubal S. Terry                             315,000              2.78%
     3000 Youngfield, Suite 338
     Lakewood, CO 80215

     Officers and Directors as a group (1)    2,364,500             20.84%
     (3 individuals)

     5% shareholders

     John D. McKey, Jr. (2)                   1,416,541             12.48%
     7737 S.E. Loblolly Bay Dr.
     Hobe Sound, FL 33455

     Candace McKey (3)                        1,416,541             12.48%
     7737 S.E. Loblolly Bay Dr.
     Hobe Sound, FL 33455
-----------------------
     (1) Includes 67,500 shares owned jointly by Mr. McElhaney and Tamara D. McElhaney, the wife of Mr. McElhaney.

     (2) Includes 351,541 shares owned by Mr. McKey's wife, Candace McKey, of which he disclaims beneficial ownership.

     (3) Includes 1,065,000 shares owned by Mrs. McKey's husband, John D. McKey, Jr. of which she disclaims beneficial ownership.
-----------------------

Changes In Control
------------------

     We know of no arrangements, including the pledge of any of our securities, which may result in a change of control in the future.

Item 12. Certain Relationships and Related Party Transactions

     During the year ended February 28,2003, Messrs. McElhaney and Conrad, our executive officers and directors, advanced money to us to meet short term working capital requirements. The amounts totaled $135,000 at year-end, half of which was advanced by each person. All amounts outstanding were repaid subsequent to the end of the year, with interest totaling $6,549 at the rate of seven percent.

     Our subsidiary, Skyline, shares office space with a company owned by an affiliate of that entity's President. We paid $413 each month during fiscal 2003 pursuant to this arrangement.

     Our Board of Directors believes that these transactions were on terms no less favorable than could be obtained from an unaffiliated third party.

Item 13. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The following is a list of exhibits filed or incorporated by reference into this Report:

Exhibit No.         Description
-----------         -----------
2.1(1)              Agreement  for  Share  Exchange  and Plan of  Reorganization
                    between  Wyoming  Oil &  Minerals,  Inc.  and  New  Frontier
                    Energy, Inc. dated January 11, 2002

2.2(1) First Amendment to Agreement for Share Exchange and Plan of Reorganization between Wyoming Oil & Minerals, Inc. and New Frontier Energy, Inc., dated February 6, 2002

2.3(2) Letter Agreement between Wyoming Oil & Minerals, Inc. and Blue Star Acid Service, Inc., dated May 24, 2002

3.1(3) Articles of Incorporation of Wyoming Coal Corporation as filed with the Wyoming Secretary of State effective February 23, 1973

3.2(3) Articles of Amendment to the Articles of Incorporation of Wyoming Coal Corporation as filed with the Wyoming Secretary of State effective March 5, 1974

3.3(3) Articles of Amendment to the Articles of Incorporation of Wyoming Coal Corporation as filed with the Wyoming Secretary of State effective August 18, 1981

3.4(3) Articles of Amendment (to the Articles of Incorporation) by Shareholders of Wyoming Oil & Minerals, inc. as filed with the Wyoming Secretary of State effective February 18, 2000

3.5 (3)             By-Laws of Wyoming Oil and Minerals, Inc., as amended.

4                   Not applicable.

9                   Not applicable.

10.1(4) Purchase and Sale Agreement between Skyline Resources, Inc., Seller, and Cedar Ridge, LLC, Buyer, dated February 17, 2003.

10.2(4) Participation Agreement between Skyline Resources, Inc. and Cedar Ridge, LLC dated March 24, 2003.

10.3(4)             Model Form  Operating  Agreement  between Cedar Ridge,  LLC,
                    Operator and Skyline Resources, Inc. and Slaterdome Gas, Inc., Non Operators, dated February 28, 2003.

10.4(2) Promissory Note between Wyoming Oil & Minerals, Inc and Russell W. McCoy, dated May 31, 2002

11                  Not applicable.

13                  Not applicable.

16                  Not applicable.

18                  Not applicable.

21.1(2)             List of subsidiaries.

22                  Not applicable.

23                  Not applicable.

24                  Not applicable.

27                  Not applicable.

99*                 Press Release dated June 10, 2003.


-------------------------------
* Filed herewith.

     (1) Filed as an Exhibit to the Company's Form 8-K dated February 6, 2002 and incorporated herein by reference.

     (2) Filed as an Exhibit to the Company's Form 10-KSB dated February 28, 2002 and incorporated herein by reference.

     (3) Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed on March 3, 2000, SEC File No. 333-31936 and incorporated herein by reference.

     (4) Filed as an Exhibit to Form 8-K dated March 27, 2003 and incorporated herein by reference.
-------------------------------

     (b)  Reports on Form 8-K.

          None.

Item 14. Controls and Procedures

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of June 9, 2003, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to required to be included in our periodic filing with the Securities and Exchange Commission. No significant changes were made to internal controls or other factors that could significantly effect those controls subsequent to the date of their evaluation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Colorado Springs, Colorado on the 13th day of June 2003.


                                                 WYOMING OIL & MINERALS, INC.


                                                 By: /s/ Bill M. Conrad
                                                     -------------------------
                                                     Bill M. Conrad, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                 Title                                Date
----------                 -----                                ----

/s/ Raymond E. McElhaney   Chairman of the Board (Chief         June 13, 2003
------------------------   Executive Officer) and Secretary     ---------------
Raymond E. McElhaney

/s/ Bill M. Conrad         President, Chief Financial           June 13, 2003
------------------------   and Accounting Officer, Treasurer    ---------------
Bill M. Conrad             and Director


/s/ Jubal S. Terry         Director                             June 13, 2003
------------------------                                        ---------------
Jubal S. Terry

                                  CERTIFICATION


     Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Bill M. Conrad provides the following certification.

     I, Bill M. Conrad, President and Principal Financial Officer of Wyoming Oil & Minerals, Inc. ("Company"), certify that:

     1. I have reviewed this annual report on Form 10-KSB of the Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

          b. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. I have  indicated  in this  annual  report  whether  or not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: June 13, 2003                                /s/ Bill M. Conrad
      -------------                                -----------------------------
                                                   Bill M. Conrad, President and
                                                   Principal Financial Officer

                                  CERTIFICATION


     Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Raymond E. McElhaney provides the following certification.

     I, Raymond E. McElhaney, Chairman of the Board and Chief Executive Officer of Wyoming Oil & Minerals, Inc. ("Company"), certify that:

     1. I have reviewed this annual report on Form 10-KSB of the Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

          b. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.  Presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. I have  indicated  in this  annual  report  whether  or not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: June 13, 2003                  /s/ Raymond E. McElhaney
      -------------                  -------------------------------------------
                                     Raymond E. McElhaney, Chairman of the Board
                                     and Chief Executive Officer

                          WYOMING OIL & MINERALS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE PERIOD ENDED FEBRUARY 28, 2003

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

Independent Auditor's Report                                                 F-1

Consolidated Financial Statements
     Balance Sheet                                                           F-2
     Statements of Operations and Comprehensive Loss                         F-3
     Statements of Stockholders' Equity                                      F-4
     Statements of Cash Flows                                                F-5

Notes to Consolidated Financial Statements                                   F-6

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


Board of Directors and Shareholders
Wyoming Oil & Minerals, Inc.
Colorado Springs, Colorado

I have audited the accompanying consolidated balance sheet of Wyoming Oil & Minerals, Inc. and subsidiaries as of February 28, 2003 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the year ended February 28, 2003 and the period from November 1, 2001 to February 28, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wyoming Oil & Minerals, Inc. as of February 28, 2003, and the results of its operations and changes in its stockholders' equity and its cash flows for year ended February 28, 2003 and the period from November 1, 2001 to February 28, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                                     /s/ Maurice M. Morton
                                                     ---------------------------
                                                     Maurice M. Morton
                                                     Certified Public Accountant

May 23, 2003
Casper, Wyoming

                          WYOMING OIL & MINERALS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                   February 28,
                                                                       2003
                                                                    -----------
      ASSETS
CURRENT ASSETS
      Cash                                                          $    24,531
      Accounts receivable                                               177,818
      Inventories                                                        25,602
      Due on sale of properties                                         375,000
      Due from officer                                                   17,000
      Prepaid expense                                                       953
                                                                    -----------
             Total current assets                                       620,904
                                                                    -----------

Property and equipment, net (Notes 3, 4 and 5)                        3,520,709
                                                                    -----------

OTHER ASSETS
      Production payment receivable, net (Note 12)                       90,000
      Financing fees, net of accumulated amortization
        of $15,867                                                          933
      Other                                                               1,750
                                                                    -----------
                                                                         92,683
                                                                    -----------

                                                                    $ 4,234,296
                                                                    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                              $   125,789
      Accrued expenses ($249,108 due to officers)                       339,815
      Notes payable (Note 4) ($135,666 due to officers)                 517,863
      Current portion of long-term debt (Note 5)                        152,555
                                                                    -----------
             Total current liabilities                                1,136,022
                                                                    -----------

Long-term debt (Note 5)                                                 411,050
                                                                    -----------

STOCKHOLDERS' EQUITY (Notes 2, 7, 11 and 13)
      Preferred  stock, 2,000,000 shares authorized,
        no par value, 100,000 shares subscribed                         417,634
      Less preferred stock subscriptions                               (292,250)
      Warrants issued                                                    82,366
      Less warrant subscriptions                                        (57,750)
      Common stock, 25,000,000 shares authorized,
        $.01 par value, 10,593,954 issued and outstanding               105,939
      Additional paid in capital                                      3,970,141
      Accumulated deficit                                            (1,538,856)
                                                                    -----------
                                                                      2,687,224
                                                                    -----------

                                                                    $ 4,234,296
                                                                    ===========

        See accompanying notes to the consolidated financial statements.

                          WYOMING OIL & MINERALS, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                         Period From
                                                          Year Ended   November 1, 2001
                                                         February 28,   to February 28,
                                                           2003 (a)        2002 (b)
                                                         ------------    ------------
Operating revenues
      Field service revenues                             $  1,237,613    $       --
      Oil and gas sales                                        46,769          13,621
                                                         ------------    ------------
                                                            1,284,382          13,621
                                                         ------------    ------------

Operating expenses
      Cost of field service revenues                          632,130            --
      Oil and gas production costs                             73,072          11,259
      Exploration costs                                        56,985             218
      Dry hole costs                                           27,047            --
      Abandonments                                             53,414          61,383
      General and administrative                            1,027,373         204,547
      Depreciation, depletion and amortization                206,803           3,761
                                                         ------------    ------------
           Total operating expense                          2,076,824         281,168
                                                         ------------    ------------

(Loss) from operations                                       (792,442)       (267,547)
                                                         ------------    ------------

Other income (expense)
      Miscellaneous income                                      3,750            --
      Interest income                                           3,349             269
      Bad debt recovery                                        28,657            --
      Interest expense                                        (76,895)        (33,834)
      Loss on sale of assets                                 (173,901)           --
                                                         ------------    ------------
           Other income (expense), net                       (215,040)        (33,565)
                                                         ------------    ------------

(Loss) before income taxes                                 (1,007,482)       (301,112)

Income taxes (benefit) expense
      Current                                                    --              --
      Deferred                                                   --              --
                                                         ------------    ------------

Net (loss)                                                 (1,007,482)       (301,112)

Other comprehensive income, net of tax
      Unrealized gain on available for
        sale securities                                          --           180,842
      Less reclassifications adjustment for gain which
        is netted with loss on sale of assets                (180,842)           --
                                                         ------------    ------------
                                                             (180,842)        180,842
                                                         ------------    ------------

Comprehensive (loss)                                     $ (1,188,324)   $   (120,270)
                                                         ============    ============

Net loss per common share
      Basic and diluted                                  $      (0.10)   $      (0.01)

Weighted average shares outstanding
      Basic and diluted                                    10,298,870       8,736,132


(a) Represents the consolidated results of operations of Wyoming Oil & Minerals, Inc., New Frontier Energy, Inc. and Skyline Resources, Inc. consolidated with the results of operations of Blue Star Acid Services, Inc. from April 1, 2002 (date of acquisition) to February 28, 2003.

(b) Represents the consolidated results of operations of New Frontier Energy, Inc. (the accounting acquirer) and its wholly owned subsidiary, Skyline Resources, Inc. consolidated with the results of operations of Wyoming Oil & Minerals, Inc. from February 6, 2002 (date of acquisition) to February 28, 2002.

        See accompanying notes to the consolidated financial statements.

                          WYOMING OIL & MINERALS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Split Table - Section 1)

                                                                                                     Accumulated
                                                  Common Stock         Additional                       Other
                                                $.001 Par Value         Paid-in       Accumulated   Comprehensive
                                             Shares        Amount       Capital         Deficit        Income
                                           -----------   -----------   -----------    -----------    -----------
Balance, New Frontier Energy,
  November 1, 2001                           8,556,923   $     8,557   $ 2,904,150    $  (411,104)   $      --

Adjustment for reverse
  acquisition of Wyoming
  Oil & Minerals                               990,716        86,919       (76,743)          --             --
Sale of stock                                   25,000           250        49,750           --             --

Net loss                                          --            --            --         (301,112)          --

Unrealized gain on available
  for sale securities                             --            --            --             --          180,842
                                           -----------   -----------   -----------    -----------    -----------

Balance, February 28, 2002 (a)               9,572,639        95,726     2,877,157       (712,216)       180,842

Reclassification adjustment for gain
  on available for sale securities which
  is netted with loss on sale of assets           --            --            --          180,842       (180,842)

Acquisition of subsidiary -
  Blue Star Acid Services                       25,000           250        49,750           --             --

Sale of stock                                  155,000         1,550       190,950           --             --

Conversion of "Bridge Loans"
  to stock                                     664,315         6,643       626,354           --             --

Issuance of stock for
  properties                                    60,000           600       119,400           --             --

Issuance of stock for accounts
  payable and expenses                         117,000         1,170       106,530           --             --

Issuance of preferred stock
  subscriptions                                   --            --            --             --             --

Net loss                                          --            --            --       (1,007,482)          --
                                           -----------   -----------   -----------    -----------    -----------

Balance, February 28, 2003 (b)              10,593,954   $   105,939   $ 3,970,141    $(1,538,856)   $      --
                                           ===========   ===========   ===========    ===========    ===========

                          WYOMING OIL & MINERALS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             Split Table - Section 2

                                               Preferred Stock        Preferred                      Less
                                                No Par Value            Stock        Warrants       Warrant
                                             Shares       Amount    Subscriptions    Issued      Subscriptions      Total
                                          -----------  -----------   -----------    -----------   -----------    -----------
Balance, New Frontier Energy,
  November 1, 2001                               --    $      --     $      --      $      --     $      --        2,501,603

Adjustment for reverse
  acquisition of Wyoming
  Oil & Minerals                                 --           --            --             --            --           10,176
Sale of stock                                    --           --            --             --            --           50,000

Net loss                                         --           --            --             --            --         (301,112)

Unrealized gain on available
  for sale securities                            --           --            --             --            --          180,842
                                          -----------  -----------   -----------    -----------   -----------    -----------

Balance, February 28, 2002 (a)                   --           --            --             --            --        2,441,509

Reclassification adjustment for gain
  on available for sale securities which
  is netted with loss on sale of assets          --           --            --             --            --             --

Acquisition of subsidiary -
  Blue Star Acid Services                        --           --            --             --            --           50,000

Sale of stock                                    --           --            --             --            --          192,500

Conversion of "Bridge Loans"
  to stock                                       --           --            --             --            --          632,997

Issuance of stock for
  properties                                     --           --            --             --            --          120,000

Issuance of stock for accounts
  payable and expenses                           --           --            --             --            --          107,700

Issuance of preferred stock
  subscriptions                               100,000      417,634      (292,250)        82,366       (57,750)       150,000

Net loss                                         --           --            --             --            --       (1,007,482)
                                          -----------  -----------   -----------    -----------   -----------    -----------

Balance, February 28, 2003 (b)                100,000  $   417,634   $  (292,250)   $    82,366   $   (57,750)   $ 2,687,224
                                          ===========  ===========   ===========    ===========   ===========    ===========


(a) Represents the consolidated results of operations of New Frontier Energy, Inc. (the accounting acquirer) and its wholly owned subsidiary, Skyline Resources, Inc. consolidated with the results of operations of Wyoming Oil & Minerals, Inc. from February 6, 2002 (date of acquisition) to February 28, 2002.

(b) Represents the consolidated results of operations of Wyoming Oil & Minerals, Inc., New Frontier Energy, Inc. and Skyline Resources, Inc. consolidated with the results of operations of Blue Star Acid Services, Inc. from April 1, 2002 (date of acquisition) to February 28, 2003.

        See accompanying notes to the consolidated financial statements.

                     WYOMING OIL & MINERALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       Period From
                                                                                    Year Ended       November 1, 2001
                                                                                   February 28,       to February 28,
                                                                                     2003 (a)            2002 (b)
                                                                                    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                                     $(1,007,482)       $  (301,112)
     Adjustments to reconcile net (loss) to net cash
       provided by (used in) operating activities:
          Depreciation, depletion and amortization                                      206,803              3,761
          Common stock issued in lieu of cash for services                               48,000               --
          Common stock issued as a charitable donation                                   26,250               --
          Loss on disposition of oil and gas properties and marketable securities       173,901               --
          Abandonments                                                                   53,414             61,383
          (Increase) decrease in assets:
            Accounts receivable                                                          56,170             17,097
            Inventory                                                                    24,870              4,062
            Prepaid expense                                                                (953)              (906)
          Increase (decrease) in liabilities:
            Accounts payable                                                             49,689           (133,882)
            Accrued expenses and deferred credits                                       225,762             36,198
                                                                                    -----------        -----------
       Net cash used in operating activities                                           (143,576)          (313,399)
                                                                                    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash from the acquisition of subsidiary                                             18,453             57,061
     Cash and marketable securities used to acquire subsidiary                         (100,000)              --
     Proceeds from sale of marketable equity securities                                  10,862               --
     Collection of note receivable                                                         --               38,000
     Advances to officer                                                                (17,000)              --
     Purchase of property and equipment                                                (407,713)           (13,726)
     Proceeds from sale of property and equipment                                       103,755               --
     (Increase) decrease in other assets                                                  5,190               --
                                                                                    -----------        -----------
       Net cash provided by investing activities                                       (386,453)            81,335
                                                                                    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt                                                                 341,113               --
     Payment of debt                                                                   (205,805)              --
     Proceeds from issuance of preferred stock                                          150,000               --
     Proceeds from issuance of common stock                                             192,500             50,000
                                                                                    -----------        -----------
       Net cash provided by financing activities                                        477,808             50,000
                                                                                    -----------        -----------

DECREASE IN CASH                                                                        (52,221)          (182,064)

BEGINNING BALANCE                                                                        76,752            258,816
                                                                                    -----------        -----------

ENDING BALANCE                                                                      $    24,531        $    76,752
                                                                                    ===========        ===========

Cash paid for interest                                                              $    66,445        $      --
                                                                                    -----------        -----------

Supplemental schedule of non-cash investing and financing activities:
     Acquisition of subsidiary                                                      $   570,000        $      --
     Conversion of bridge loans and accrued interest to common stock                $   632,997        $      --
     Issuance of stock for oil and gas property                                     $   120,000        $      --
     Vehicles purchased for $76,701 in exchange for notes payable of $64,993        $      --          $    64,993
     Unproven property of $6,667 and equipment held for resale of $5,900
       reclassification from abandonment of well                                    $      --          $    12,567
     Production payment receivable on sale of properties                            $    90,000        $      --
     Equipment additions in accounts payable                                        $      --          $     2,163
     Due on sale of properties (reduction of basis)                                 $   375,000        $      --
     Issuance of stock for accounts payable and expenses                            $   107,700        $      --



(a) Represents the consolidated results of operations of Wyoming Oil & Minerals, Inc., New Frontier Energy, Inc. and Skyline Resources, Inc. consolidated with the results of operations of Blue Star Acid Services, Inc. from April 1, 2002 (date of acquisition) to February 28, 2003.

(b) Represents the consolidated results of operations of New Frontier Energy, Inc. (the accounting acquirer) and its wholly owned subsidiary, Skyline Resources, Inc. consolidated with the results of operations of Wyoming Oil & Minerals, Inc. from February 6, 2002 (date of acquisition) to February 28, 2002.

         See accompanying notes to the consolidated financial statements

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Organization and Nature of Business
     -----------------------------------

     The Company was incorporated February 23, 1973 under the laws of Wyoming. The Company engages principally in the exploration, development and production of oil and gas which is mainly in Wyoming and Colorado. Effective February 6, 2002 the Company acquired 100% of New Frontier Energy, Inc. and its wholly owned subsidiary in a reverse acquisition (See
     Note 2). The Company also engages in oilfield servicing through the acquisition of 100% of Blue Star Acid Services, Inc. effective April 1, 2002. (See Note 11)

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's subsidiaries are New Frontier Energy, Inc. ("NFE"), Skyline Resources, Inc. ("Skyline"), and Blue Star Acid Services, Inc. ("Blue Star").

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

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     ------------------------------------------------------

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

     Accounting for Oil and Gas Activities
     -------------------------------------

     The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs that locate proved reserves, are capitalized. In addition, the Company limits the total amount of unamortized capitalized costs to the value of future net revenues, based on current prices and costs.

     Revenues from the sale of oil and gas production are recognized when title passes, net of royalties.

     Depreciation, Depletion and Amortization
     ----------------------------------------

     Depreciation and depletion of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Uncompleted wells and equipment are reflected at the Company's incurred cost and represent costs of drilling and equipping oil and gas wells that are not completed as of the balance sheet date. The costs of unproved leases which become productive are reclassified to proved properties when proved reserves are discovered in the property. Unproved oil and gas interests are carried at original acquisition costs including filing and title fees.

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

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     ------------------------------------------------------

     Inventories
     -----------

     Inventories consist mainly of cement and acid which are carried at lower of cost (first-in, first-out) or market and are held by Blue Star Acid Services, Inc.

     Inventories of oil in tanks are carried at lower of cost (specific identification) or market.

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

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     ------------------------------------------------------

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

     Recent Pronouncements
     ---------------------

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. Required disclosures include a general description of the asset retirement obligation and the associated long-lived assets and the fair value of assets that are legally restricted for purposes of settling asset retirement obligations. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes that the adoption of SFAS No. 143 will have no material effect on the Company's financial statements.

     Reclassifications
     -----------------

     Certain reclassifications have been made from the previously issued Form 10-QSB's for the year ended February 28, 2003. Certain salaries of Blue Star Acid Services, Inc. pertaining to the oilfield servicing revenue has been reclassified from general and administrative expenses to cost of field service revenues in the amount of $295,204. Also, the $151,264 shown as change in marketable equity securities under cash flows from investing activities in the quarterly 10-QSB's has been deleted and other line items changed to correct classification errors.

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

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements


2.   REVERSE ACQUISITION (Continued)
     -------------------------------

     The fair value of the assets acquired and liabilities assumed were allocated as follows:

     Current assets                               $   321,012
     Fixed assets                                     372,500
     Other assets                                       5,777
                                                  -----------
                                                      699,289
     Liabilities assumed                              689,919
                                                  -----------

     Net assets acquired                          $     9,370
                                                  ===========


     Unaudited proforma information assuming the transaction had been completed on November 1, 2001 is as follows. The proforma amounts are not necessarily indicative of the results that may be reported in the future.

                                                    Period from
                                                  November 1, 2001
                                                        to
                                                 February 28, 2002
                                                 -----------------
     Sales                                           $   55,313

     Net loss for the period                         $ (399,392)

     Loss per share                                  $     (.05)


3.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment consists of the following:

     Land                                                        $     7,264
     Building                                                         45,630
     Proved oil and gas properties                                   106,000
     Unproved oil and gas properties                               2,620,793
     Vehicles                                                        217,812
     Machinery and equipment                                         527,950
     Office furniture and equipment                                   17,788
     Proved oil and gas properties held for resale                    35,000
     Equipment under construction                                    102,650
                                                                 ------------
                                                                   3,680,887
     Less accumulated depreciation, depletion
       and amortization                                             (160,178)
                                                                 ------------

                                                                 $ 3,520,709
                                                                 ============

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements

4.   NOTES PAYABLE
     -------------

     The Company had outstanding notes payable as follows:

     Note to an individual, due on demand,
       interest at 1% over the prime rate
       (4.25% at February 28, 2002) secured
       by a producing well.                             $   3,750

     Note to two individuals, due May 31, 2003,
       interest at 7%, unsecured                          260,000

     Note to a bank, due July 28, 2003,
       interest at 7%, secured by machinery
       and equipment                                       98,447

     Note payable to an individual, due on
       demand, no interest, secured by
       machinery and equipment                             20,000

     Notes payable to officers, due on demand,
       interest at 7%, unsecured                          135,666
                                                        ----------

                                                        $ 517,863
                                                        ==========

     Other information regarding short-term notes payable is as follows:

     Average aggregate short-term borrowings            $ 548,307

     Maximum aggregate short-term borrowings
       at any month end                                 $ 578,750

     Weighted average interest rate                           7.3 %

     The weighted average interest rate was computed by dividing interest expense by the weighted average of such borrowings outstanding.

     The Company has incurred interest expense on "bridge" loans converted to common stock of $45,882 at February 28, 2003 which is unpaid and included in accrued expenses on the balance sheet. This interest payable is also convertible into common stock.

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements

5.   LONG-TERM DEBT
     --------------

     The Company had long-term debt as follows:

     Note payable to a bank, due in quarterly
       payments of $38,000 including interest at
       .75% above Wall Street Journal prime
       (4.25% at February 28, 2003), maturity
       date March 18, 2005, secured by preferred
       stock of a third party.                          $  485,550

     Note payable to Ford Motor Credit, due in
       monthly payments of $972 at 0%
       financing, maturity date March 14, 2005,
       collateralized by vehicle.                           23,329

     Note payable to GMAC, due in monthly
       payments of $705 including interest at
       5.9%, maturity date March 15, 2006,
       collateralized by vehicle.                           23,180

     Note payable to bank, due in monthly
       payments of $627 including interest at
       6.5%, maturity date January 28, 2008,
       secured by a building                                31,546
                                                        -----------
                                                           563,605
     Less current portion                                 (152,555)
                                                        -----------

                                                        $  411,050
                                                        ===========

     Estimated maturities on long-term debt are as follows:

     February 28, 2004                 $ 152,555
           2005                          160,569
           2006                          237,026
           2007                            6,855
           2008                            6,600
                                       ----------

                                       $ 563,605
                                       ==========

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements

6.   INCOME TAXES
     ------------

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The Company's estimated effective tax rate of 38.95% is offset by a reserve due to the uncertainty regarding the realization of the deferred tax asset. It is more likely than not that the net tax deferred benefits will not be realized.

     The  provision   (benefit)  for  income  taxes  consist  of  the  following components:

                               2003         2002
                              ------       ------
      Current                 $   -        $    -
     Deferred                     -             -

     The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                              2003               2002
                                          ------------       ------------
     Deferred tax assets:
       Net operating loss carryforwards   $ 1,759,652        $ 1,355,424
       Marketable equity securities                 -            13,721
     Deferred tax liabilities:
       Property and equipment                (433,281)         (392,259)
       Cash basis difference                  (51,816)                -
                                          ------------       -----------
                                            1,274,555           976,886
     Less valuation allowance               1,274,555)         (976,886)
                                          ------------       -----------

                                          $         -        $        -
                                          ============       ===========

     The change in the deferred tax asset valuation for the period ended February 28, 2003 was approximately $297,669 increase.

     A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

     Statutory U.S. federal rate             34.00 %
     State income taxes                       4.95
                                             ------
                                             38.95 %
                                             ======

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements

6.   INCOME TAXES (Continued)
     ------------------------

     The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes. The primary differences result from providing for state income taxes and from deducting certain expenses for federal income tax purposes but not for financial statement purposes.

     The Company has a consolidated tax loss carryforward of $4,517,720 which expires through 2023. However, because of the Section 382 limitation, the portion of the Company's total net operating loss carryforward which may be utilized through expiration is not currently known but it is more like than not that the tax loss carryforwards will not be utilized.

7.   STOCKHOLDERS' EQUITY
     --------------------

     The Company has issued stock purchase warrants related to the issuance of the "bridge" loans (See Note 4).

        Date                  Expiration            Price           Number
       Issued                    Date             Per Share       Of Shares
     ----------            -----------------    --------------   ----------
     09-14-2000               09-14-2003        $     1.00          100,000
     03-14-2001               03-14-2003              1.00           65,000
     04-03-2001               04-03-2003              1.00           10,000
     07-15-2001               07-15-2003              1.00           11,500
                                                                 ----------
                                                                    186,500
                                                                 ==========

     The Company has also issued warrants in connection with preferred stock subscriptions as described in Note 13.

8.   COMMITMENTS
     -----------

     The Company is subject to extensive federal, state and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes it is in compliance with existing laws and regulations.

     The Company has a bank line of credit up to $120,000. As of February 28, 2003 there was $21,553 available to draw down.

9.   IMPAIRMENT OF LONG-LIVED ASSETS
     -------------------------------

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS No. 144, the Company reviews the carrying values of its long-lived assets

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements

9.   IMPAIRMENT OF LONG-LIVED ASSETS (Continued)
     -------------------------------------------

     whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties and oilfield service equipment. There were no impairments required for the fiscal year ended February 28, 2003, or the period November 1, 2001 to February 28, 2002.

10.  RELATED PARTIES
     ---------------

     The Company rents its Lakewood, Colorado office from a related party at $400 per month on a month to month basis. The Company paid $10,200 for shop rent and $15,739 for hauling cement to the manager of its field service subsidiary.

     Related party receivables and payables are as follows:

     Due from officers - advances                             $  17,000
     Notes payable officers - See Note 4                       (135,666)
     Accrued expenses due officers - accrued salaries          (249,108)
     Due to outside accountants who subsequent to
       February 28, 2003 was elected Treasurer and
       Director of New Frontier Energy, Inc.                     (3,449)


11.  ACQUISITION OF SUBSIDIARY
     -------------------------

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

     The Company acquired 100% of the stock of Blue Star from one of its shareholders. The Company paid $670,000 for the stock as follows: (i) $100,000 in cash; (ii) 400,000 shares of restricted common stock of Dover Petroleum Corp. owned by the Company, which the parties have agreed has a value of $250,000; (iii) a promissory note for the principal amount of

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements

11.  ACQUISITION OF SUBSIDIARY (Continued)
     -------------------------------------

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

     The purchase price is allocated as follows:

     Cash                                             $        18,453
     Accounts receivable                                      227,480
     Prepaid expenses                                          10,199
     Property and equipment                                   471,964
     Land                                                       6,364
                                                      ----------------
        Assets acquired                                       734,460
                                                      ================

     Liabilities assumed                              $        64,460
                                                      ----------------

       Purchase price                                 $       670,000
                                                      ================

     The allocation of the original purchase price has been changed from that reported in the Form 10-QSB's due to a decrease of $47,667 in the estimated fair value of property and equipment and a decrease of $47,667 in liabilities assumed.

     The unaudited proforma information combines Blue Star's operations for the year ended December 31, 2001 with Wyoming Oil & Minerals, Inc.'s operations from March 1, 2001 to February 28, 2002 due to the reverse acquisition. The proforma amounts are not necessarily indicative of the results that may be reported in the future.

                                                Period ending
                                              February 28, 2002
                                              --------------------
     Sales                                       $  1,262,324
     Net loss for the period                          (11,547)
     Loss per share                                       NIL

12.  SALE OF OIL AND GAS PROPERTIES AND RETAINED PRODUCTION PAYMENT
     --------------------------------------------------------------

     The Company sold certain oil and gas properties for a total sales price of $160,000. The Company received a promissory note in the amount of $160,000 collateralized by the property. The note bears an imputed interest rate of 6%. The purchaser is obligated to make payments out of the gross revenue generated from the existing wells on the property plus any additional wells drilled at the rate of 15% of gross revenues after royalties and taxes. Payments are to commence on or before May 25, 2003 and to continue until paid in full. Purchaser also agreed to spend a minimum of $50,000 on or

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements

12.  SALE OF OIL AND GAS PROPERTIES AND RETAINED PRODUCTION PAYMENT (CONTINUED)
     --------------------------------------------------------------------------

     before June 1, 2003 in improvements to the properties. The sale is recorded as a retained production payment in the amount of $90,000 after giving effect to the imputed interest and the fair value of the properties transferred. No gain or loss was recognized in the exchange.

     The Company sold a 36.67% interest in certain oil and gas properties for a total sales price of $400,000 in cash and $500,000 carried interest in its remaining 30% interest. Under the provisions of SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", the $400,000 was recorded as a reduction of basis and the Company records no cost in future drilling costs until its share of costs exceeds $500,000. No gain or loss was recognized in the exchange. Per the Purchase and Sale Agreement dated February 17, 2003, $25,000 was paid at the time the letter of intent was entered into on January 14, 2003, and the $375,000 was to be paid upon execution of the Participation Agreement. The Company was paid the $375,000 on March 26, 2003.

13.  PREFERRED STOCK
     ---------------

     The Company received subscriptions for 100,000 shares of its no par value Convertible series A Preferred Stock at $5.00 per share on September 30, 2002. The holders shall be entitled to receive cash dividends at the annual rate equal to eight percent of the issue price per share, payable monthly, in arrears. These shares are convertible into that number of shares of Common Stock obtained by dividing the issue price of the aggregate number of shares of Preferred Stock being converted plus any accrued but unpaid dividends by an amount equal to $1.00. As of February 28, 2003, the Company had received $150,000 from the subscriber. The $350,000 subscribed, but not paid, is shown as a reduction of preferred stock equity in the amount of $292,250 with the additional $57,750 shown as a reduction of warrants issued as described below.

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

     The total purchase price of $500,000 which included the above warrants, was allocated $417,634 to preferred stock and $82,366 to the warrants.

     Subsequent to February 28, 2003 the subscription was defaulted on and the $162,500 ($12,500 received after February 28, 2003) received was converted to common stock at $1.00 per share and the warrants were cancelled.

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements

14.  SEGMENT INFORMATION
     -------------------

     The Company has two principal operating segments which are oil and gas production and exploration and oilfield servicing. The following table show the operations of the Company's reportable segments for the year ended February 28, 2003:


                                     Production
                                        And       Oilfield
                                    Exploration   Servicing        Corporate       Total
                                   ------------  ------------    -----------   -------------
     Sales                         $    46,769   $ 1,237,613     $        -    $  1,284,382
     Net sales                          26,303       552,877              -         579,180
     Net earnings (loss)              (178,395)       41,179       (870,266)     (1,007,482)
     Earnings (loss) before
        Income taxes                  (178,395)       41,179       (870,266)     (1,007,482)
     Total assets                    2,897,890       944,360        392,046       4,234,296
     Capital expenditures              162,887       364,826              -         527,713
     Depreciation, depletion and
        Amortization                    85,289        98,463         23,051         206,803
     Interest income                         -             -          3,349           3,349
     Interest expense                        -             -         76,895          76,895
     Abandonments                       53,414             -              -          53,414

15.  SUBSEQUENT EVENT
     ----------------

     Effective February 28, 2003, the Company transferred its assets and liabilities related to oil and gas production and exploration to its subsidiary, New Frontier Energy, Inc., in anticipation of a spin-off of New Frontier Energy, Inc. and its subsidiary, Skyline Resources, Inc. The spin-off will constitute approximately 76% of total consolidated assets and 71% of total consolidated liabilities. A spin-off constitutes a distribution to the Company's shareholders of the subsidiary's stock. The Company is currently in the process of filing Form SB-2 with the Securities and Exchange Commission (SEC) to accomplish the above spin-off. The registration statement must be approved by the SEC.

16.  MAJOR CUSTOMER
     --------------

     Approximately 61% of field service revenues were from one customer, Devon Energy Production.

17.  DRILLING AND SEISMIC OPTION AGREEMENT AND TERMINATION
     -----------------------------------------------------

     The Company, as a working interest holder, was party to the Drilling and Seismic Option Agreement on the Nucla Prospect dated February 24, 2003 whereby Solaris Exploration, Inc. was granted an exclusive and irrevocable option to acquire 100% of the leasehold interests in and to the leases and/or drill test wells on a certain drilling block, subject to a reserved overriding royalty interest. To evaluate whether to exercise the option, Solaris agreed to drill test wells at their sole expense and to perform seismic operations. The option exercise price was $150,000 of which $50,000 was received in February, 2003, $50,000 was due before April 30, 2003 and $50,000 was due before July 31, 2003. On April 26, 2003, Solaris terminated the entire agreement and will not pay the additional $100,000 due. However, the $50,000 received was non-refundable and Wyoming Oil & Minerals, Inc.'s share of $12,636 was recorded a reduction in basis of the Nucla Prospect.

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements

18.  MARKET RISK
     -----------

     The Company's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.

19.  LITIGATION
     ----------

     The Company has been advised that the Company's subsidiary, Skyline Resources, Inc., has been threatened with a civil lawsuit arising from an indemnification agreement allegedly executed on behalf of Skyline. The threat apparently arises from a lease option agreement executed by the Company in 2002. It is a threatened third-party claim in connection with a currently pending matter. The Company believes that since the option was never exercised, the claim is without merit. However, the claim has not been filed, and no detailed investigation has yet been undertaken. If the claim is filed, Skyline intends to vigorously defend the matter.

20.  SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited)
     -------------------------------------------------

     Capitalized Costs

     Capitalized   costs  relating  to  the  Company's  oil  and  gas  producing activities as of February 28, 2003, and February 28, 2002 are as follows:

                                                   2003            2002
                                                -----------    -----------
     Proved properties                          $  106,000     $  371,500
     Unproved properties                         2,610,793      2,914,267
                                                -----------    -----------
                                                $2,716,793     $3,285,767
                                                ===========    ===========

     Accumulated depreciation and depletion     $   52,918     $      624
                                                ===========    ===========

     Costs incurred in oil and gas property acquisition, exploration and development activities

     Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures, are summarized as follows for the year ended February 28, 2003 (all in the United States):

     Property acquisition costs:
       Proved properties                      $      -
       Unproved properties                    $154,940
       Exploration costs                      $ 56,985
       Development costs                      $      -

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements

20.  SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited)
     -------------------------------------------------

     Results of operations for oil and gas producing activities

     The results of operations for oil and gas producing activities, excluding capital expenditures and corporate overd interest costs, are as follows for the year ended February 28, 20 in the United States):

     Revenues                                 $   46,769
     Production costs                             73,072
     Exploration costs                            56,985
     Depreciation and depletion                   85,289
                                               ----------

                                              $ (168,577)
                                               ==========

     Oil and Gas Reserve Quantities
     ------------------------------

     In accordance with SFAS Statement No. 69 "Disclosure About Oil and Gas Activities," the Company presents estimates of oil and gas reserves in order to assist the reader in making an evaluation of the Company's reserves. Inherent in the reserve evaluation process are numerous risks associated with attempting to quantify unknown volumes and unknown costs. The reader is reminded therefore that the following information is not presented as actual, but rather as estimates of future expectations. The following information was based on year end prices. The reader is reminded that oil and gas prices have fluctuated since year end and management foresees further fluctuation, both up and down.

     The estimates of ending proved reserves and related valuations were determined by management due to the small amount of reserves. Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development and other factors.

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

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements


20.  SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited) (Continued)
     -------------------------------------------------------------

     Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the period November 1, 2001 to February 28, 2002 and the year ended February 28, 2003:

                                                2003                2002
                                         ------------------   -----------------
                                           Oil        Gas       Oil       Gas
                                         (bbls)      (mcf)    (bbls)     (mcf)
                                         -------   --------   -------   -------
     Proved reserves:
       Beginning of period               14,795     68,258         -         -
       Revisions of previous estimates        -          -         -         -
       Purchase of minerals in place          -          -    15,027    68,258
       Production                        (2,707)    (7,552)     (232)       -
       Sales of minerals in place        (9,141)         -         -         -
                                         -------   --------   -------   -------

     End of period                        2,947     60,706    14,795    68,258
                                         =======   ========   =======   =======

     Proved developed reserves:
       Beginning of year                 14,795     68,258         -         -
                                         =======   ========   =======   =======
       End of year                        2,947     60,706    14,795    68,258
                                         =======   ========   =======   =======

     Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves

     SFAS No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed those guidelines which are briefly discussed below.

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

                          WYOMING OIL & MINERALS, INC.
                   Notes to Consolidated Financial Statements

20.  SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited) (Continued)
     -------------------------------------------------------------

     Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves (Continued)

     Presented below are the standardized measure of discounted future net cash flows and changes therein relating to proved reserves as of February 28, 2003 and 2002.

                                                  2003            2002
                                               ----------      ----------
     Future cash inflows                       $ 310,206       $ 340,847
     Future production and
      development costs                          (45,499)       (202,707)
     Future income tax expenses                        -               -
                                               ----------      ----------
     Future net cash flows                       264,707         138,140

     10% annual discount for
      estimated timing of cash flows            (168,545)        (58,633)
                                               ----------      ----------
     Standard measure of discounted
      future net cash flows                    $ 96,162        $ 79,507
                                               ==========      ==========

     The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                            2003
                                                        -----------
     Sales and transfers of oil and gas produced,
      net of production costs                           $   59,170
     Net changes in prices                                 188,903
     Revisions of previous quantities estimates                  -
     Net change from purchases and sales of
      minerals in place                                   (211,157)
     Accretion of discount                                  (5,863)
     Net changes in income taxes                                 -
     Other - production costs                              (14,398)
                                                        -----------

       Net decrease                                         16,655

     Estimated standardized measure:
       Beginning of year                                    79,507
                                                        -----------

      End of year                                       $   96,162
                                                        ===========

May 23, 2003


To the Management and the Board of Directors
Wyoming Oil & Minerals, Inc.
Colorado Springs, Colorado

In planning and performing my audit of financial statements of Wyoming Oil & Minerals, Inc. for the year ended February 28, 2003, I considered the Company's internal control to plan my auditing procedures for the purpose of expressing my opinion on the financial statements and not to provide assurance on the internal control.

However, during my audit, I became aware of certain matters that are opportunities for strengthening internal controls and operating efficiency. This letter does not affect my report dated May 23, 2003 on the financial statements of Wyoming Oil & Minerals, Inc.. I have already discussed many of these comments and suggestions with various Company personnel and I will be pleased to discuss these comments in further detail at your convenience, to perform any additional study of these matters, or to assist you in implementing the recommendations. My comments are summarized as follows:

Organizational Structure
         The size of the Company's accounting and administrative staff precludes certain internal controls that would be preferred if the office staff were large enough to provide optimum segregation of duties. Responsibilities should be assigned so that different employees handle different elements of the same transactions. Employees who record transactions, and also, for example, have access to assets are often in a position to perpetuate errors or commit fraud that might go undetected.

         Although it is may not be cost justified for the Company to increase its accounting staff to provide better or adequate segregation of duties, it is my duty to report this weakness to you. This situation dictates that the Board of Directors remain involved in the financial affairs of the Company to provide oversight and independent review functions. This is particularly needed for Blue Star due to being a remote location where day to day control can not be applied.

This report is intended solely for the information and use of the Board of Directors, management, and others within the Company and is not intended to be and should not be used by anyone other than these specified parties.

                                                  /s/ Maurice M. Morton
                                                  ---------------------------
                                                  Maurice M. Morton
                                                  Certified Public Accountant

Casper, Wyoming
May 23, 2003