Form 10QSB
period 2003-05-31
WYOMING OIL & MINERALS INC
filed 2003-07-22
CIK 108729

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Quarterly Period ended May 31, 2003

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to
                                   -----  -----

                          Commission file number 0-7919
                                                 ------

                          Wyoming Oil & Minerals, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  Wyoming                             83-0217330
       ------------------------------      ----------------------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)


        5525 Erindale Drive, Suite 201, Colorado Springs, Colorado 80918
        ----------------------------------------------------------------
                    (Address of principal executive offices)


                                 (719) 260-8509
                            -------------------------
                           (Issuer's telephone number)


                                      N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

As of July 14, 2003, 12,775,616 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes     No  X
                                                   ----   ----

                          WYOMING OIL & MINERALS, INC.

                                      Index

                                                                           Page
                                                                           ----

Part I - FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheet (unaudited) at May 31, 2003            1

          Consolidated Statements of Operations (unaudited) for the
          three months ended May 31, 2003 and 2002                          2

          Consolidated Statements of Cash Flows (unaudited) for the
          three months ended May 31, 2003 and 2002                          3

          Notes to Consolidated Financial Statements (unaudited)            4

Item 2.   Management's Discussion and Analysis or Plan of Operation         5


Part II - OTHER INFORMATION

Item 2.   Changes in Securities                                             9

Item 6.   Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                 11

CERTIFICATION                                                              12

                          WYOMING OIL & MINERALS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2003
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
             Cash                                                   $   368,229
             Accounts receivable, trade                                 173,823
             Inventory  - at lower of cost
               (specific identification) or market                       29,189
             Prepaid expenses                                             3,912
                                                                    -----------
                              Total current assets                      575,153
                                                                    -----------

Property and equipment, net of accumulated depreciation
  and depletion of $ 213,793                                          3,555,089
                                                                    -----------

OTHER ASSETS

             Financing fees, net of accumulated amortization                583
             Production payment receivable, net                          90,000
             Other                                                        1,675
                                                                    -----------
                                                                         92,258
                                                                    -----------

                                                                    $ 4,222,500
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
             Accounts payable                                       $   143,414
             Accrued expenses                                           278,602
             Notes payable                                              387,676
             Current portion of long-term debt                          152,555
                                                                    -----------
                              Total current liabilities                 962,247
                                                                    -----------

Long-term debt                                                          352,669

STOCKHOLDERS' EQUITY
             Preferred stock, 2,000,000 shares authorized
                   No par value, 0 shares issued and outstanding              0
             Common stock, 25,000,000 shares authorized,
               $.01 par value, 11,338,954 issued and outstanding        113,389
             Additional paid in capital                               4,591,189
             Accumulated deficit                                     (1,796,994)
                                                                    -----------
                                                                      2,907,584
                                                                    -----------

                                                                    $ 4,222,500
                                                                    ===========


        See accompanying notes to the consolidated financial statements.

                          WYOMING OIL & MINERALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                        Period From     Period From
                                                       March 1, 2003   March 1, 2002
                                                         to May 31,      to May 31,
                                                           2003           2002 (a)
                                                        ------------    ------------
Operating revenues
             Field service revenues                     $    263,249    $    211,785
             Oil and gas sales                                 5,522          41,757
                                                        ------------    ------------
                                                             268,771         253,542
Operating expenses
             Cost of field service revenues                  129,564         139,028
             Oil and gas production costs                      6,505          43,126
             Exploration costs                                 3,669           6,772
             General and administrative                      320,178         213,319
             Depreciation, depletion and amortization         53,691          43,884
                                                        ------------    ------------
                        Total operating expense              513,607         446,129
                                                        ------------    ------------

(Loss) from operations                                      (244,836)       (192,587)
                                                        ------------    ------------

Other income (expense)
             Gain (loss) on sale of assets                      --          (141,854)
             Interest income                                   1,077            --
             Interest expense                                (14,383)        (20,511)
                                                        ------------    ------------
                        Other income (expense), net          (13,306)       (162,365)
                                                        ------------    ------------

(Loss) before income taxes                                  (258,142)       (354,952)

Income taxes
             Current                                            --              --
             Deferred                                           --              --
                                                        ------------    ------------

Net (loss)                                              $   (258,142)   $   (354,952)
                                                        ============    ============


Net loss per common share
             Basic and diluted                          $      (0.02)   $      (0.04)
                                                        ============    ============

Weighted average shares outstanding
             Basic and diluted                            10,774,267       9,976,514
                                                        ============    ============

(a) Represents the consolidated results of operations of Wyoming Oil & Minerals, Inc., New Frontier Energy, Inc., Skyline Resources, Inc. combined with the results of operations of Blue Star Acid Services, Inc. from April 1, 2002 (the date of acquisition) to May 31, 2002

        See accompanying notes to the consolidated financial statements.

                          WYOMING OIL & MINERALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Period From      Period From
                                                                       March 1, 2003    March 1, 2002
                                                                         to May 31,       to May 31,
                                                                            2003           2002 (a)
                                                                         ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $(258,142)       $(354,952)
     Adjustments to reconcile net (loss) to net cash
       provided by (used in) operating activities:
          Depreciation, depletion and amortization                          53,691           43,884
          Amortization of financing fees                                       350              350
          (Increase) decrease in assets:
             Accounts receivable                                             3,995          (54,253)
             Marketable securities                                            --             75,159
             Inventory                                                      (3,587)          (5,058)
             Due on sale of properties                                     375,000             --
             Due from officer                                               17,000             --
             Prepaid expense                                                (2,959)          (6,539)
          Increase (decrease) in liabilities:
             Accounts payable                                               17,625          153,207
             Accrued expenses                                              (61,213)          50,944
                                                                         ---------        ---------

       Net cash provided by (used) in operating activities                 141,760          (97,258)
                                                                         ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash from the acquisition of subsidiary                                  --             18,452
     Cash  and marketable securities used to acquire subsidiary               --           (100,000)
     Purchase of property and equipment                                    (87,995)         (40,035)
                                                                         ---------        ---------

       Net cash provided (used) by investing activities                    (87,995)        (121,583)
                                                                         ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                            21,557           50,000
     Payment of notes payable                                             (210,121)          (2,817)
     Proceeds from issuance of common stock                                478,498          112,500
                                                                         ---------        ---------

       Net cash provided by financing activities                           289,934          159,683
                                                                         ---------        ---------

INCREASE (DECREASE) IN CASH                                                343,698          (59,158)

BEGINNING BALANCE                                                           24,531           76,752
                                                                         ---------        ---------

ENDING BALANCE                                                           $ 368,229        $  17,594
                                                                         =========        =========

Cash paid for interest                                                   $   4,509        $    --
                                                                         ---------        ---------

Supplemental schedule of non-cash investing and financing activities:
       Acquisition of subsidiary                                              --          $ 570,000
       Conversion of bridge loans and accrued interest to common stock        --          $ 539,041
       Issuance of stock for subsidiary                                       --          $  50,000
       Issuance of stock for  oil and gas property                            --          $ 120,000
       Conversion of preferred stock and warrants to common stock        $ 150,000             --


(a) Represents the consolidated results of operations of Wyoming Oil & Minerals, Inc., New Frontier Energy, Inc., Skyline Resources, Inc. combined with the results of operations of Blue Star Acid Services, Inc. from April 1, 2002 (the date of acquisition) to May 31, 2002

        See accompanying notes to the consolidated financial statements.

                         WYOMING OIL AND MINERALS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

Organization and Nature of Business

     The Company was incorporated February 23, 1973 under the laws of Wyoming. The Company engages principally in the exploration, development and production of oil and gas, which is mainly in Wyoming and Colorado. Effective February 6, 2002 the Company acquired 100% of New Frontier Energy, Inc. and its wholly owned subsidiary, Skyline Resources, Inc. in a reverse acquisition. The Company acquired Blue Star Acid Services, Inc., a company engaged in the oil and gas well servicing industry, effective March 31, 2002.

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

     Unaudited Statements
     --------------------

     The financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financials statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at February 28, 2003 included in the Company's Form 10-KSB.

2.   Subsequent Event:
     -----------------

     In June 2003, the Company's Board of Directors approved a dividend in the form of the common stock of its subsidiary, New Frontier Energy, Inc. The dividend will be paid in the form of one share of New Frontier common stock for every one share of common stock of Wyoming Oil & Minerals, Inc. As a result of the dividend, it is expected that New Frontier Energy, Inc. will trade as a separate company. Shareholders of record of Wyoming Oil & Minerals as of the close of business on June 30, 2003, the record date, will be issued a certificate representing one share of New Frontier Energy, Inc. for each share of Wyoming Oil & Minerals, Inc.

     In connection with the dividend, New Frontier Energy, Inc. has filed a Form SB-2 registration statement to register its Common Stock to be issued as a dividend. The Securities and Exchange Commission must approve the registration statement before the shares are distributed to the shareholders.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

General

     The following discussion and analysis covers the financial condition of Wyoming Oil & Minerals, Inc. ("we" or the "Company") at May 31, 2003, changes in our financial condition since February 28, 2003, the end of the previous fiscal year, and a comparison of the results of operation for the three months ended May 31, 2003 to the same period from the previous year. The results of operations for the three months ended May 31, 2003 include those of the Company, its subsidiaries New Frontier Energy, Inc., Skyline Resources, Inc., and Blue Star Acid Services, Inc. ("Blue Star"). The results of operations for the quarter ended May 31, 2002 include those of Wyoming Oil & Minerals, Inc., New Frontier Energy, Inc., and Skyline Resources, Inc., together with those of Blue Star for the two months beginning April 1, 2002, the effective date of the acquisition of Blue Star. This information should be read in conjunction with our Annual Report on Form 10-KSB for the year ended February 28, 2003.

     Subsequent to the end of the fiscal quarter covered by this report, our Board of Directors determined to separate our oil and gas exploration and development activities from field service operations. In furtherance of that decision, the Board declared a dividend of one share of common stock of our subsidiary, New Frontier Energy, Inc., to all shareholders of record as of June 30, 2003 for each of our shares held by such shareholder. In order to complete that distribution, New Frontier Energy filed a registration statement with the United States Securities and Exchange Commission on July 2, 2003 to register its shares and the proposed distribution. A copy of the registration statement can be viewed on the SEC's website at www.sec.gov. Upon receipt of an effective date for that registration statement, the distribution will be completed and New
Frontier Energy will operate as a stand-alone entity. It is our intention to continue the oil field service operations of Blue Star Acid Services and explore other business opportunities, both within and outside the oil and gas industry. The following discussion includes all of our operations through May 31, 2003, including those of New Frontier Energy.

     See also the discussion at the end of this section for cautionary language regarding forward-looking statements contained in this report.

Results of Operation

     For the three months ended May 31, 2003, we reported a net loss of $258,142, or $0.02 per share, on revenue of $268,771. This compares to a net loss of $354,952, or $.04 per share, on revenue of $253,542, for the comparable period of the previous fiscal year. The net loss for the first quarter of the prior fiscal year was reduced $96,810 during the first quarter of the current year.

     Despite the fact that our net loss was reduced from the first quarter of last year, our operating results actually declined. Our loss from operations for the first quarter of this year was $244,836, compared to $192,587 for the first quarter of 2003. The decrease in net loss from the first quarter of last year to the first quarter of this year was due exclusively to an extraordinary loss on the sale of assets recognized during the first quarter of last year. Otherwise, our operating loss increased.

     As has been the case in previous quarters, our field services have provided a profit margin to defray some of our operating expenses, but oil and gas production has been minimal. In preparation for the distribution of New Frontier Energy discussed above, and in keeping with our strategy of focusing operations on certain core areas, we have sold a majority of our producing oil and gas assets. The remaining assets are presently owned by New Frontier Energy, which will be distributed to operate as a separate entity. This will leave us with only oil field operating services.

     In addition to a loss of $244,836 from operations for the first three months of this fiscal year, we incurred other expenses in the net amount of $13,306 resulting in the net loss of $258,142. Of the other income and expense, approximately $14,000 resulted from interest expense offset by interest income of $1,000. In 2002 our operating loss amounted to $192,587 and we incurred other expenses of approximately $162,000 net, resulting in a net loss of $354,952. The other expenses arose primarily from the loss of approximately $141,500 on disposal of marketable securities and approximately $20,500 in interest expense. Interest expense decreased in the first quarter of 2004 compared with 2003 because loans were repaid during fiscal 2003.

     Field Service Operations. Our field service operations for the first quarter of this year improved substantially from the comparable quarter of last year. Our revenue from this portion of our operations increased $51,464, or 24%, while our costs of services decreased approximately $9,500 or 6%. These improvements contributed to improve our gross profit margin from 34% in the first quarter of 2003 to 51% in the first quarter of 2004. The decrease in costs reflects more efficient operations. We have invested in additional equipment, and have added new customers during the current fiscal year.

     Our field service operations for the first quarter of this year reflects three months of operations compared to two months in the comparable quarter of last year; consequently the two periods are not comparable. We are working toward enhancing profitability by investing in additional equipment. Also, we have added new customers during the current fiscal year.

     Oil and Gas Operations. We reported only $5,522 in revenue from oil and gas sales for the first three months of fiscal 2004 compared with $41,757 for the comparable period in 2003. The reduction in revenue is due to the disposal of certain oil and gas properties that we did not consider important to our continued operations in fiscal 2003. Most of our properties are still under development pending acquisition of additional capital and construction of a gas pipeline (see Liquidity and Capital Resources, below). Costs associated with oil and gas production for this three-month period were $6,505 and $43,126 which is higher than our revenue, due to the fact that our producing assets in both periods require significant expenditures of cash to maintain the properties even when they are inactive. Most of the oil and gas assets that we own presently are not producing.

     General and Administrative Expenses. General and administrative expenses were $320,178 for the first three months of fiscal 2004, compared to $213,319 for the first three months of 2003, an increase of $106,859 (50%). The increase in these expenses is the primary reason for our declining performance.

     The most significant increase in our general and administrative expenses was salaries, which increased approximately $48,200. During the first quarter of last fiscal year, some of our subsidiaries' officers served without compensation, reducing general and administrative expenses during that period. Professional fees also increased substantially from the first quarter of last year to the first quarter of this year, increasing approximately $41,300. A major portion of that increase is attributable to our efforts to distribute the stock of New Frontier Energy and the required filings with the Securities and Exchange Commission. Further increasing general and administrative expenses for the first quarter of this year was the fact that our operating results included three months operation for Blue Star, compared to only two months in fiscal
2003. This anomaly added approximately $26,300 in general and administrative expenses this quarter. Other general and administrative expenses decreased by approximately $8,900.

     Depreciation, depletion and amortization increased by $9,807 in the first three months of 2004 compared to the first three months of last year. The change is a result of additional equipment used in Blue Star's operations.

Liquidity and Capital Resources

     At May 31, 2003, we had a deficit in working capital of ($387,094), consisting of current assets of $575,153 and current liabilities of $962,247. Our working capital position at May 31, 2003 improved by $128,024 from fiscal year end February 28, 2003; the principal reason for the increase is the proceeds from a private placement of our Common Stock initiated in the first and completed in the second quarter of this year. Because of the deficit in working capital, and despite the placement, the Company is still dependent upon its ability to obtain capital from outside sources, as well as generate cash from operations, to continue in operations over the long term.

     In the private placement, we sold 582,500 shares for proceeds of $466,000 prior to May 31, 2003 in transactions exempt from the registration requirements of applicable federal and state securities laws. The offering was completed in our second fiscal quarter. A portion of the proceeds from that offering were used to reduce our liabilities and a portion distributed to New Frontier Energy to assist in development of its oil and gas properties. We retained the remainder as working capital. Nonetheless, we believe we are dependent on receipt of additional cash and obtaining profitable operations to continue operation.

     Current assets decreased $45,751 or approximately 7%, between year-end February 28, 2003 and May 31, 2003. Cash increased $343,698 during that time, or approximately 1400%. This increase is attributable to the receipt of a portion of the proceeds of a private placement of our Common stock that were not yet spent on operations and the collection of the amount due on sale of properties. The trade accounts receivable and inventory remained basically the same. Prepaid expenses increased $2,959 over February 28, 2003 because the Company prepaid expenses that were not completely amortized as of May 31, 2003.

     Current liabilities decreased $173,775, or approximately 15%, between year-end February 28, 2003 and May 31, 2003. This resulted from our application of private placement funds to pay accounts payable.

     During the fiscal year ended February 28, 2003 we executed an agreement to sell some preferred stock and common stock purchase warrants. We executed the agreement to sell the Preferred Stock on September 30, 2002, and the subscription price of $500,000 was payable immediately. However, the subscriber only paid us $162,500 on the $500,000 subscription. In settlement of the obligations, the Company converted the Preferred Stock to 162,500 shares of Common stock during the quarter and cancelled the warrants.

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

                           PART II--OTHER INFORMATION

Item 2. Changes in Securities

     During the period covered by this report, we issued a total of 745,000 shares of our common stock that were not registered under the Securities Act of 1933. Of that amount, 582,500 were sold for cash in a private placement during the months March through May 2003. These securities were offered through our officers and directors to a limited number of individuals and entities with whom they were familiar.

     In May 2003, we issued a total of 162,500 shares of our common stock in exchange for a like number of shares of Series A Convertible Preferred Stock previously outstanding. The Series A Convertible Preferred Stock was convertible into our common stock on a one-for-one basis.

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

Item 6. Exhibits and Reports on Form 8-K.

     A.   Exhibits: The following exhibits are filed with this report:

          99.1 Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

          99.2 Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act


     B.   Reports on Form 8-K:

          We filed an 8-K on March 27, 2003 to report the acquisition or distribution of assets.


             The Remainder of This Page Was Intentionally Left Blank

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Wyoming Oil & Minerals, Inc.


Date: July 18, 2003           By:  /s/ Bill M. Conrad
                                   ---------------------------------------------
                              Bill M. Conrad, President, Principal Financial and
                              Accounting Officer and Treasurer

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




Date:    July 18, 2003        By:  /s/ Bill M. Conrad
      -----------------            ---------------------------------------------
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




Date:  July  18, 2003                             /s/ Raymond E. McElhaney
      -----------------                           ------------------------------
                                                  Raymond E. McElhaney, Chairman
                                                  of the Board and Secretary