Form 10QSB
period 2003-08-31
WYOMING OIL & MINERALS INC
filed 2003-10-20
CIK 108729

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period ended: August 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ----------------   ------------------

                          Commission file number 0-7919

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

                                      N/A
      --------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

As of October 17, 2003, 12,775,616 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes      No X
                                                    ---   ---

                          WYOMING OIL & MINERALS, INC.

                                      Index


                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.     Consolidated Balance Sheet (unaudited) at August 31, 2003          1

            Consolidated Statements of Operations (unaudited) for the six      2
            months ended August 31, 2003 and 2002.

            Consolidated Statements of Operations (unaudited) for the three    3
            months ended August 31, 2003 and 2002.

            Consolidated Statements of Cash Flows (unaudited) for the          4
            six months ended August 31, 2003 and 2002.

            Notes to Consolidated Financial Statements (unaudited)             5

Item 2.     Management's Discussion and Analysis or Plan of Operation          7

Item 3.     Controls and Procedures                                           11

Part II - OTHER INFORMATION

Item 2.     Changes in Securities                                             11

Item 6.     Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                    13

                          WYOMING OIL & MINERALS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                    August 31,
                                                                       2003
                                                                ----------------
      ASSETS
CURRENT ASSETS
      Cash                                                         $    218,120
      Accounts receivable, trade                                        306,822
      Common stock subscriptions                                        389,004
      Inventory  - at lower of cost
        (specific identification) or market                              29,180
      Prepaid expenses                                                    2,377
                                                                ----------------
            Total current assets                                        945,503
                                                                ----------------

Property and equipment, net of accumulated depreciation
  and depletion of $151,756                                             740,217
                                                                ----------------

OTHER ASSETS
      Financing fees, net of accumulated amortization                       233
                                                                ----------------
                                                                            233
                                                                ----------------

                                                                   $  1,685,953
                                                                ================

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                             $     63,197
      Accrued expenses                                                   85,879
      Notes payable                                                     309,234
      Due to former subsidiary                                          460,000
                                                                ----------------
            Total current liabilities                                   918,310
                                                                ----------------

Long-term debt                                                           28,759


STOCKHOLDERS' EQUITY
      Common stock, 25,000,000 shares authorized,
        $.01 par value, 12,775,616 issued and outstanding               127,756
      Preferred stock, 2,000,000 shares authorized,
        no par value, none issued or outstanding                              -
      Less: common stock subscriptions                                 (210,996)
      Additional paid in capital                                      4,751,584
      Accumulated deficit                                            (3,929,460)
                                                                ----------------
                                                                        738,884
                                                                ----------------

                                                                   $  1,685,953
                                                                ================

        See accompanying notes to the consolidated financial statements.


                          WYOMING OIL & MINERALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                              Period From       Period From
                                                              March 1, 2003       March 1, 2002
                                                             to August 31,     to August 31,
                                                               2003 (a)          2002 (b)
                                                            ----------------  ----------------
Operating revenues
      Field service revenues                                  $     812,639     $     481,068
                                                            ----------------  ----------------

Operating expenses
      Cost of field service revenues                                361,933           180,904
      General and administrative                                    472,266           359,742
      Depreciation, depletion and amortization                       68,125            36,295
                                                            ----------------  ----------------
           Total operating expense                                  902,324           576,941
                                                            ----------------  ----------------

(Loss) from continuing operations                                   (89,685)          (95,873)
                                                            ----------------  ----------------

Other income (expense)
      Interest income                                                   976               445
      Interest expense                                              (15,636)          (28,505)
                                                            ----------------  ----------------
           Other income (expense), net                              (14,660)          (28,060)
                                                            ----------------  ----------------

(Loss) from continuing operations before income taxes              (104,345)         (123,933)

Income taxes
      Current                                                             -                 -
      Deferred                                                            -                 -
                                                            ----------------  ----------------
                                                                          -                 -
                                                            ----------------  ----------------
Discontinued operations:
                                                            ----------------  ----------------
      (Loss) from discontinued segment                             (147,722)         (479,632)
                                                            ----------------  ----------------


Net (loss)                                                    $    (252,067)    $    (603,565)
                                                            ================  ================

Net (loss) per common share
      Continuing operations:
           Basic                                              $       (0.01)    $       (0.01)
           Diluted                                            $       (0.01)    $       (0.01)
      Discontinued segment:
           Basic                                              $       (0.01)    $       (0.05)
           Diluted                                            $       (0.01)    $       (0.05)

      Basic and diluted                                       $       (0.02)    $       (0.06)
                                                            ================  ================

Weighted average shares outstanding:
      Basic                                                      11,184,997        10,124,097
                                                            ================  ================
      Diluted                                                    11,505,649        10,124,097
                                                            ================  ================


(a) Represents the consolidated results of Wyoming Oil & Minerals, Inc. and Blue Star Acid Services Inc. from March 1, 2003 to August 31, 2003 combined with the results of operations of New Frontier Energy, Inc. and Skyline Resources, Inc. for the four months ended June 30, 2003 (the effective date of their spin-off dividend distribution).

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

                                                      Period From      Period From
                                                     June 1, 2003     June 1, 2002
                                                      to August 31,       to August 31,
                                                       2003 (a)         2002 (b)
                                                     --------------   --------------
Operating revenues
      Field service revenues                          $    549,390     $    271,783
                                                     --------------   --------------

Operating expenses
      Cost of field service revenues                       229,069           74,423
      General and administrative                           230,352          200,987
      Depreciation, depletion and amortization              35,096           21,103
                                                     --------------   --------------
          Total operating expense                          494,517          296,513
                                                     --------------   --------------

Income (Loss) from continuing operations                    54,873         (384,120)
                                                     --------------   --------------

Other income (expense)
      Interest income                                            -                -
      Interest expense                                      (9,162)         (11,438)
                                                     --------------   --------------
          Other income (expense), net                       (9,162)         (11,438)
                                                     --------------   --------------

Income (Loss) from continuing operations
      before income taxes                                   45,711         (395,558)

Income taxes
      Current                                                    -                -
      Deferred                                                   -                -
                                                     --------------   --------------
                                                                 -                -
                                                     --------------   --------------
Discontinued operations:
                                                     --------------   --------------
      Income (loss) from discontinued segment              (39,637)         146,945
                                                     --------------   --------------


Net income  (loss)                                    $      6,074     $   (248,613)
                                                     ==============   ==============

Net income (loss) per common share
      Continuing operations:
          Basic                                       $       0.00     $      (0.03)
          Diluted                                     $       0.00     $      (0.03)
      Discontinued segment:
          Basic                                       $      (0.00)    $       0.01
          Diluted                                     $      (0.00)    $       0.01

      Basic and diluted                               $       0.00     $      (0.02)
                                                     ==============   ==============

Weighted average shares outstanding
      Basic                                             11,517,600       10,271,680
                                                     ==============   ==============
      Diluted                                           11,876,295       10,271,680
                                                     ==============   ==============


(a) Represents the consolidated results of Wyoming Oil & Minerals, Inc. and Blue Star Acid Services Inc. from June 1, 2003 to August 31, 2003 combined with the results of operations of New Frontier Energy, Inc. and Skyline Resources, Inc. for the month ended June 30, 2003 (the effective date of their spin-off dividend distribution).

(b) Represents the consolidated results of operations of Wyoming Oil & Minerals, Inc., New Frontier Energy, Inc. and Skyline Resources, Inc. combined with the results of operations of Blue Star Acid Services, Inc. from April 1, 2002 (the date of acquisition) to August 31, 2002

        See accompanying notes to the consolidated financial statements.


                          WYOMING OIL & MINERALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                     Period From    Period From
                                                                    March 1, 2003  March 1, 2002
                                                                     to August 31   to August 31
                                                                      2003 (a)      2002 (b)
                                                                    -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                        $ (252,067)   $ (603,565)
    Adjustments to reconcile net (loss) to net cash
      provided by (used in) operating activities:
        Depreciation, depletion and amortization                          68,825        36,295
        Common stock issued in lieu of cash for interest expense
        Common stock issued for services
        (Increase) decrease in assets:
          Accounts receivable                                           (139,652)            -
          Common stock subscriptions                                    (389,004)            -
          Inventory                                                       (9,250)            -
          Prepaid expense                                                 (1,424)       (2,022)
        Increase (decrease) in liabilities:
          Accounts payable                                               (24,880)       13,247
          Due to former subsidiary                                       460,000             -
          Accrued expenses and deferred credits                           42,534        96,106
                                                                    -------------  ------------

      Net cash used in operating activities                             (244,919)     (459,939)
                                                                    -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash from the acquisition of subsidiary                                             18,453
    Cash  and marketable securities used to acquire subsidiary                        (100,000)
    Change in marketable equity securities                                             151,264
    Issuance of note receivable
    Purchase of property and equipment                                   (63,270)      (44,972)
    (Increase) decrease in other assets                                                  5,190
                                                                    -------------  ------------

      Net cash provided (used) by investing activities                   (63,270)       29,935
                                                                    -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                        161,903
    Payment of notes payable                                            (191,916)      (43,179)
    Proceeds from issuance of common stock                               653,260       112,500
                                                                    -------------  ------------

      Net cash provided by financing activities                          461,344       231,224
                                                                    -------------  ------------

CASH FLOWS FROM DISCONTINUED OPERATIONS                                   40,522       172,029
                                                                    -------------  ------------

INCREASE (DECREASE) IN CASH                                              193,677       (26,751)

BEGINNING BALANCE                                                         24,443        74,017
                                                                    -------------  ------------

ENDING BALANCE                                                         $ 218,120     $  47,266
                                                                    =============  ============

Cash paid for interest                                                 $  13,503     $  11,597
                                                                    -------------  ------------

Supplemental schedule of non-cash investing and
    financing activities:
      Acquisition of subsidiary                                                      $ 570,000
      Conversion of bridge loans to common stock                                     $ 539,041
      Conversion of preferred stock and warrants to common stock       $ 150,000
      Issuance of stock for  accounts payable                          $   6,562



(a) Represents the consolidated results of Wyoming Oil & Minerals, Inc. and Blue Star Acid Services Inc. from March 1, 2003 to August 31, 2003 combined with the results of operations of New Frontier Energy, Inc. and Skyline Resources, Inc. for the period from March 1 to June 30, 2003 (the effective date of their spin-off dividend distribution).

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


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

Organization and Nature of Business

     The Company was incorporated February 23, 1973 under the laws of Wyoming. The Company engaged principally in the exploration, development and production of oil and gas, which is mainly in Wyoming and Colorado. Effective February 6, 2002 the Company acquired 100% of New Frontier Energy, Inc. and its wholly owned subsidiary, Skyline Resources, Inc. in a reverse acquisition. The Company acquired Blue Star Acid Services, Inc., a company engaged in the oil and gas well servicing industry, effective March 31, 2002. The Company declared a dividend of the New Frontier Energy, Inc. common shares as of June 30, 2003 and accordingly, has discontinued its oil and gas exploration and production activities. The Company is currently only in the oil and gas well servicing industry.

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company's subsidiary is Blue Star Acid Services, Inc ("Blue Star"). New Frontier Energy, Inc. ("NFE") and Skyline Resources, Inc. ("Skyline") were wholly owned subsidiaries until June 30, 2003 and accordingly their operations are included in the statements of operations and cash flows for the period from March 1, 2003 to June 30, 2003. The consolidated financial results of the Company have been restated to reflect the spin-off of NFE and Skyline. Accordingly, the revenues, costs and expenses, and cash flows of NFE and Skyline have been excluded from the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. These items have been reported as "Income (loss) from discontinued operations" and "Cash flows from discontinued operations" in the Consolidated Statements of Operations and Cash Flows

     Unaudited Statements
     --------------------

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

2    Spin-off:
     ---------

     In June 2003, the Company's Board of Directors approved a dividend in the form of the common stock of its subsidiary, New Frontier Energy, Inc. The dividend will be paid in the form of one share of New Frontier common stock for every one share of common stock of Wyoming Oil & Minerals, Inc. In connection with the dividend, New Frontier Energy, Inc. has filed a Form SB-2 registration statement to register its Common Stock to be issued as a dividend. The Securities and Exchange Commission must approve the registration statement before the shares are distributed to the shareholders. As a result of the dividend, New Frontier Energy, Inc. will trade as a separate company once the registration statement is declared effective. Shareholders of record of Wyoming Oil & Minerals as of the close of business on June 30, 2003, the record date, will be issued a certificate representing one share of New Frontier Energy, Inc. for each share of Wyoming Oil & Minerals, Inc. which are held by a trustee until the registration statement is approved. The net assets of the subsidiary amounting to $1,285,693 were charged against retained earnings to account for the spin-off.

3    Discontinued operations:
     ------------------------

     The following table summarizes financial information for the discontinued operations for all periods presented:

                                                                  Period From
                                      March 1, 2003    March 1, 2002   June 1, 2003   June 1, 2002
                                      to August 31,    to August 31,   to August 31,  to August 31,
                                           2003             2002            2003            2002
                                     ------------------------------------------------------------------
Oil and gas sales                    $       7,753     $     48,338    $     2,231    $       6,581
                                     ==================================================================

Income (Loss) before income taxes    $    (147,722)    $   (479,632)   $   (39,637)   $     146,945
                                     ==================================================================

Net Income (loss)                    $    (147,722)    $   (479,632)   $   (39,637)   $     146,945
                                     ==================================================================


Item 2. Management's Discussion and Analysis or Plan of Operation.

General

     The following discussion and analysis covers the financial condition of Wyoming Oil & Minerals, Inc. ("we" or the "Company") at August 31, 2003, changes in our financial condition since fiscal year end February 28, 2003, and a comparison of the results of operations for the three and six months ended August 31, 2003 to the same periods for the prior fiscal year. This information should be read in conjunction with our Annual Report on Form 10-KSB for the year ended February 28, 2003, including the audited financial statements contained therein.

     In June 2003, our Board of Directors declared a dividend in the form of all common stock of our subsidiary, New Frontier Energy, Inc., in order to spin-out the operations of that entity. The dividend will be paid in the form of one share of New Frontier common stock for each of our shares outstanding as of the record date, June 30, 2003. In order to complete that distribution, New Frontier has filed a registration statement with the United State Securities and Exchange Commission to register its shares and the proposed distribution. New Frontier is currently in the process of finalizing that registration statement. Upon receipt of an effective date for the registration, the distribution will be completed and New Frontier will operate as a stand alone entity. It is our intention to continue the oil field service operations of Blue Star Acid Services, our remaining subsidiary, and explore other business opportunities, both within and outside the oil and gas industry.

     As a result of the spin-out, we have discontinued operations in the oil and gas exploration and production industry effective June 30, 2003. All operations of New Frontier and its subsidiary Skyline Resources, Inc., have been excluded from our operating results thereafter and included as discontinued operations in the Statements of Operations and Cash Flows for the period ended August 31, 2003.

     See also the discussion at the completion of this section for cautionary language regarding forward-looking statements contained in this report.

Results of Operations

     For the first six months of this fiscal year, we reported a net loss of $252,067, or $.02 per share, on revenue of $812,639. The net loss includes a loss on discontinued operations of $147,722, or $.01 per share. This compares to a net loss of $603,565, or $.06 per share, on revenue of $481,068 for the first six months of the prior fiscal year. The loss from discontinued operations for the first six months of the prior year was $479,632. The loss from continuing operations was $104,345 for the first six months of this year, compared to $123,933 for the first six months of last year.

     We reported net income of $6,074, or nil per share, for the three months ended August 31, 2003, on revenue of $549,390. This compares to a net loss of $248,613, or $.02 per share, on revenue of $271,783 for the same period last fiscal year. Results from discontinued operations include a loss of $39,637 for the second quarter of this fiscal year, compared to income of $146,945 for the second quarter of last year. Operating results from continuing operations for the second quarter were net income of $45,711 for this fiscal year, compared to a net loss of $395,558 for last year.

     Continuing Operations. Continuing operations include those of Blue Star Acid Services, Inc., our field services operations. Those operations were mixed for the first six months and second quarter of this year. Our net loss for the first six months of this year decreased approximately 16% from the loss for the same period last year. The change is even more dramatic when comparing the results of operations for the second quarter of this fiscal year to the second quarter of last year. A loss of $395,558 for the second quarter of last year improved to net income of $45,711 for the second quarter of this year. For both the first six months and second quarter of this year, our profit margin decreased compared to the same periods last year; however, the increase in revenue during the current fiscal year more than offset the increase in overhead expenses. We expect this trend of increasing revenue to continue as a result of increased coal bed drilling in Blue Star's service area, and that the results of operation will reflect this trend.

     Revenue from continuing operations increased substantially from last year to this, rising 69% from the first six months of last year to the first six months of this year and 102% from the second quarter of last year to the second quarter of this year. An increase in customers, as well as service provided to existing customers, contributed to the increase in revenue. In addition, the results of operations for the first six months of last year do not include the operations of Blue Star for the entire period, as we acquired that entity effective April 1, 2002.

     The increase in revenue from last year to this was partially off-set by a decrease in our profit margin. The gross margin decreased from 62% for the first six months of last year to 55% for the first six months of this year. The decrease in the profit margin was even more pronounced when comparing the two second quarters, falling from 73% for the second quarter of last to 58% for the second quarter of this year. An increase in labor costs and costs of raw materials contributed to the decrease in each case. We expect both of these trends to generally continue for the foreseeable future, although we believe most increases in labor costs have stabilized for the balance of the current year.

     General and Administrative Expenses. General and administrative expenses increased only moderately for the three and six-month periods ended August 31, 2003 from the comparable periods of 2002, contributing to the improvement in our operations. These expenses increased 15% for the three month period ended August 31, 2003 and 31% for the six months then ended. Significant factors contributing to the increase were increases in hourly payroll and commissions payable by Blue Star. Further increasing general and administrative expenses was the fact that our operating results this year included a full six months of operations for Blue Star, compared to only five months of operations last year. Finally, due diligence expenses for our parent company associated with the search for additional assets or operations contributed to the increase from last year to this.

     Depreciation, Depletion, and Amortization. D, D & A increased $31,830, or 88%, from the first six months of last year to the first six months if this year. This is attributable to additional equipment placed in service by Blue Star. Our expense from D, D & A should decrease in the future, as a substantial portion of the properties were removed from our balance sheet with the spin-out of New Frontier.

     Discontinued Operations. Discontinued operations, representing the oil and gas exploration, development and production activities of New Frontier and Skyline, resulted in net losses for the first six months of this year and last. For the second quarter, net income last year became a loss this year. The losses this year stem from the fact that the producing oil and gas properties owned by New Frontier are primarily older properties low on the production decline curve. As a result, production is low relative to operating expenses. Exasperating this situation is the fact that New Frontier disposed of certain marginal properties during fiscal 2003 which management determined were not part of its core assets, further reducing revenue this year.

     New Frontier's primary property, the Slater Dome/Coal Bank Draw Prospect, is still under development and is not producing. The Prospect is currently operated by the owner of a majority interest in the Prospect, which continues investigation of the property's production potential. Pending satisfactory results of that investigation, it is expected that the parties will collaborate on the construction of a pipeline to deliver production to market. However, we expect that New Frontier will operate as an independent entity by that time as a result of the spin-out.

Liquidity and Capital Resources

     Our liquidity and capital position improved during the second quarter of this year. Working capital increased to a positive $27,193, compared to a deficit of $515,118 at February 28, 2003, an increase of $542,311, or 105%. The primary reason for this increase is receipt of proceeds from a private placement that we conducted during the first and second quarter of this year. We sold an aggregate of 2,010,959 shares of common stock for gross proceeds of $1,323,075, or an average of $.66 per share. A majority of those proceeds were transferred to New Frontier to provide capital for development of its interest in the Slater Dome/Coal Bank Draw Prospect. Proceeds retained by us have been used to reduce current liabilities and for working capital in the future.

     Included in our current assets at August 31, 2003 was a stock subscription receivable from a subscriber in the private placement. Those funds were received subsequent to August 31, 2003 and paid to New Frontier, eliminating the payable to subsidiary included in current liabilities.

     Despite receipt proceeds from the private placement, our management is of the opinion that we remain dependent on obtaining capital from outside sources and generating cash from operations to continue over the long term. Toward that end, we are currently investigating one or more acquisitions, either within or outside the oil and gas industry, to provide additional cash flow.

     Accounts Receivable. Accounts receivable increased $129,004 from fiscal year end to August 31, 2003, or 73%. This reflects increased revenue from field service operations. Our historical experience collecting accounts receivable has generally been favorable.

     Current Liabilities. Current liabilities include $309,234 in notes payable. A significant portion of long-term debt was moved to current liabilities at August 31, 2003, as the due date of such debt approaches. Approximately half of that amount represents our revolving line of credit, which we anticipate can be renewed at maturity. We are currently investigating options to pay the remaining portion of the debt, which we do not consider to be an obstacle at this time.

     Capital Requirements. In addition to capital necessary to satisfy current liabilities, including notes payable, we require capital for general and administrative expenses and investigation of other business opportunities.

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

Item 3.  Controls and Procedures

     (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of August 31, 2003, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic filings with the SEC.

     (b) There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION

Item 2.  Changes in Securities

     During the period covered by this report, we issued a total of 1,428,459 shares of our common stock, which shares were not registered under the Securities Act of 1933. The shares were sold for gross proceeds of $857,075 through our officers and directors. These shares were sold to a group of individuals and entities with which our officers and directors were familiar in transactions exempt from the registration requirements of the 1933 Act in accordance with Regulation D, Rule 506. All of the subscribers represented to us that they were accredited investors within the meaning of Rule 501 of Regulation D and had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment. All of the certificates representing our shares were embossed with restrictive legends and the recipients understood that the shares would be restricted from transfer. No commission was paid in any transaction, as we issued the shares directly.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits:  The following exhibits are filed with this report:

          31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

          31.2 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

          32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K: None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Wyoming Oil & Minerals, Inc.

Date: October 20, 2003               By:  /s/ Bill M. Conrad
                                          --------------------------------------
                                     Bill M. Conrad, President, Principal
                                     Financial and Accounting Officer
                                     and Treasurer