Form 10QSB
period 2003-11-30
WYOMING OIL & MINERALS INC
filed 2004-01-14
CIK 108729

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period ended: November 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ------------------   -------------------

                         Commission file number 0-7919

                          Wyoming Oil & Minerals, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Wyoming                                    83-0217330
-------------------------------            -----------------------------------
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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

As of January 12, 2004, 12,775,616 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes [_]   No [X]


                          WYOMING OIL & MINERALS, INC.


                                      Index

                                                                                           Page
                                                                                           ----
Part I - FINANCIAL INFORMATION

Item 1.     Consolidated Balance Sheet (unaudited) at November 30, 2003                     1

            Consolidated Statements of Operations
            (unaudited) for the nine months ended November 30, 2003 and 2002                2

            Consolidated Statements of Operations
            (unaudited) for the three months ended November 30, 2003 and 2002               3

            Consolidated Statements of Cash Flows (unaudited) for the
            nine months ended November 30, 2003 and 2002                                    4

            Notes to Consolidated Financial Statements (unaudited)                          5

Item 2.     Management's Discussion and Analysis or Plan of Operation                       7


Part II - OTHER INFORMATION

Item 5.     Other Information                                                              11

Item 6.     Exhibits and Reports on Form 8-K                                               11

SIGNATURES                                                                                 12




                          WYOMING OIL & MINERALS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                    November 30,
                                                                        2003
                                                                   -------------
     ASSETS
   CURRENT ASSETS
     Cash                                                           $   253,974
     Accounts receivable, trade                                         246,591
     Inventory  - at lower of cost
       (specific identification) or market                               21,300
     Prepaid expenses                                                     1,558
                                                                    -----------
           Total current assets                                         523,423
                                                                    -----------

Property and equipment, net of accumulated depreciation
  and depletion of $151,756                                             857,462
                                                                    -----------

OTHER ASSETS
     Deposits                                                               500
                                                                    -----------

                                                                    $ 1,381,385
                                                                    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                               $    51,101
     Accrued expenses                                                    91,429
     Notes payable                                                      309,900
                                                                    -----------
           Total current liabilities                                    452,430
                                                                    -----------

Long-term debt                                                           73,033
                                                                    -----------

STOCKHOLDERS' EQUITY
     Common stock, 25,000,000 shares authorized,
       $.01 par value, 1,277,562 issued and outstanding                  12,776
     Preferred stock, 2,000,000 shares authorized,
       no par value, none issued or outstanding                              --
     Additional paid in capital                                       4,866,565
     Accumulated (deficit)                                           (4,023,419)
                                                                    -----------
                                                                        855,922
                                                                    -----------

                                                                    $ 1,381,385
                                                                    ===========

        See accompanying notes to the consolidated financial statements.

                          WYOMING OIL & MINERALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Period From      Period From
                                                    March 1, 2003    March 1, 2002
                                                   to November 30,   to November 30,
                                                        2003             2002
                                                    ------------     --------------
Operating revenues
      Field service revenues                         $ 1,322,855     $   962,200
                                                     -----------     -----------

Operating expenses
      Cost of field service revenues                     589,214         289,726
      General and administrative                         804,916         609,772
      Depreciation, depletion and amortization           109,495          41,409
                                                     -----------     -----------
           Total operating expense                     1,503,625         940,907
                                                     -----------     -----------

Income (loss) from operations                           (180,770)         21,292
                                                     -----------     -----------

Other income (expense)
      Gain (loss) on sale of assets                           --        (141,094)
      Interest income                                      2,154           3,324
      Interest expense                                   (19,687)        (45,089)
                                                     -----------     -----------
           Other income (expense), net                   (17,534)       (182,859)
                                                     -----------     -----------

(Loss) before income taxes                              (198,303)       (161,567)
                                                     -----------     -----------

Income taxes
      Current                                                 --              --
      Deferred                                                --              --
                                                     -----------     -----------
                                                              --              --
                                                     -----------     -----------

(Loss) from continuing operations                       (198,303)       (161,567)
                                                     -----------     -----------

Discontinued operations:
      (Loss) from discontinued segment                  (147,722)       (463,291)
                                                     -----------     -----------


Net (loss)                                           $  (346,026)    $  (624,858)
                                                     ===========     ===========

Net (loss) per common share
      Continuing operations                          $     (0.17)    $     (0.16)
      Discontinued segment                           $     (0.12)    $     (0.45)
                                                     -----------     -----------
      Basic and diluted                              $     (0.29)    $     (0.61)
                                                     ===========     ===========

Weighted average shares outstanding
      Basic and diluted                                1,192,589       1,021,924
                                                     ===========     ===========

        See accompanying notes to the consolidated financial statements


                          WYOMING OIL & MINERALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Period From            Period From
                                                    September 1, 2003      September 1, 2002
                                                     to November 30,        to November 30,
                                                          2003                   2002
                                                    ---------------       -----------------
Operating revenues
     Field service revenues                            $   510,216          $   481,132
                                                       -----------          -----------

Operating expenses
     Cost of field service revenues                        227,281              108,822
     General and administrative                            332,650              250,030
     Depreciation, depletion and amortization               41,370                5,114
                                                       -----------          -----------
          Total operating expense                          601,301              363,966
                                                       -----------          -----------

Income (loss) from operations                              (91,085)             117,165
                                                       -----------          -----------

Other income (expense)
     Gain (loss) on sale of assets                              --             (141,094)
     Interest income                                         1,178                2,879
     Interest expense                                       (4,051)             (16,584)
                                                       -----------          -----------
          Other income (expense), net                       (2,873)            (154,799)
                                                       -----------          -----------

(Loss) before income taxes                                 (93,958)             (37,634)
                                                       -----------          -----------

Income taxes
     Current                                                    --                   --
     Deferred                                                   --                   --
                                                       -----------          -----------
                                                                --                   --
                                                       -----------          -----------

(Loss) from continuing operations                          (93,958)             (37,634)
                                                       -----------          -----------

Discontinued operations:
     Income from discontinued segment                           --               16,341
                                                       -----------          -----------


Net (loss)                                             $   (93,958)         $   (21,293)
                                                       ===========          ===========

Net income (loss) per common share
     Continuing operations                             $     (0.08)         $     (0.04)
     Discontinued segment                              $        --          $      0.02
                                                       -----------          -----------
     Basic and diluted                                 $     (0.08)         $     (0.02)
                                                       ===========          ===========

Weighted average shares outstanding
     Basic and diluted                                   1,204,754            1,027,168
                                                       ===========          ===========



        See accompanying notes to the consolidated financial statements.


                          WYOMING OIL & MINERALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                 Period From      Period From
                                                                March 1, 2003    March 1, 2002
                                                               to November 30,  to November 30,
                                                                   2003             2002
                                                               ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                   $  (346,026)   $  (624,858)
    Adjustments to reconcile net (loss) to net cash
       (used in) operating activities:
        Depreciation, depletion and amortization                     110,428         41,409
        Common stock issued in lieu of cash for services                  --         16,000
        Common stock issued as a charitable donation                      --         26,250
        (Loss) on disposition of marketable securities                    --        140,402
        (Increase) decrease in assets:
          Accounts receivable                                        (79,421)       (54,931)
          Inventory                                                   (1,370)        (7,201)
          Prepaid expense                                               (605)       (33,487)
        Increase (decrease) in liabilities:
          Accounts payable                                           (36,974)        18,656
          Accrued expenses and deferred credits                       48,084       (202,889)
                                                                 -----------    -----------

      Net cash (used in) operating activities                       (305,885)      (680,649)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash from the acquisition of subsidiary                               --         18,453
    Cash  and marketable securities used to acquire subsidiary            --       (100,000)
    Change in marketable equity securities                                --        151,264
    Purchase of property and equipment                              (149,010)      (145,969)
    (Increase) decrease in other assets                                 (500)        10,862
                                                                 -----------    -----------

      Net cash (used in) investing activities                       (149,510)       (65,390)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                           --        145,653
    Payment of notes payable                                        (146,976)      (119,750)
    Proceeds from issuance of preferred stock                             --         50,000
    Proceeds from issuance of common stock                         1,323,075        192,500
                                                                 -----------    -----------

      Net cash provided by financing activities                    1,176,099        268,403
                                                                 -----------    -----------

Discontinued operations                                             (491,172)       668,655

INCREASE (DECREASE) IN CASH                                          720,703       (477,636)

BEGINNING BALANCE                                                     24,443         76,752
                                                                 -----------    -----------

ENDING BALANCE                                                   $   253,974    $   267,771
                                                                 ===========    ===========


        See accompanying notes to the consolidated financial statements.

                         WYOMING OIL AND MINERALS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003


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

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company's subsidiary is Blue Star Acid Services, Inc ("Blue Star"). New Frontier Energy, Inc. ("NFE") and Skyline Resources, Inc. ("Skyline") were wholly owned subsidiaries until June 30, 2003. The consolidated financial results of the Company have been restated to reflect the spin-off of NFE and Skyline. Accordingly, the revenues, costs and expenses, and cash flows of NFE and Skyline have been excluded from the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. These items have been reported as "Income (loss) from discontinued operations" and "Cash flows from discontinued operations" in the Consolidated Statements of Operations and Cash Flows.

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

2.   Spin-off and Discontinued Operations:
     ------------------------------------

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

                         WYOMING OIL AND MINERALS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003


     The following table summarizes financial information for the discontinued operations for all periods presented:



                                                                    Period From
                                     March 1, 2003 to   March 1, 2002 to   September 1, 2003 to  September 1, 2002 to
                                    November 30, 2003  November 30, 2002     November 30, 2003     November 30, 2002
                                    ----------------------------------------------------------------------------------
Oil and gas sales                   $      7,753       $         53,116    $                --   $          48,338
                                    ==================================================================================

Income (loss) before income taxes   $   (147,722)      $       (463,291)   $                --   $          16,341
                                    ==================================================================================

Net Income (loss)                   $   (147,722)      $       (463,291)   $                --   $          16,341
                                    ==================================================================================



     Net assets of the discontinued segment consisted of the following assets and liabilities:


Current assets                                            $     715,130
Property and equipment, net of accumulated depreciation
  of $99,409
                                                              2,774,975
Other assets
                                                                 97,322
                                                          -------------
Total assets                                              $   3,587,427
                                                          =============

Current liabilities                                       $     449,871
Long-term debt                                                  321,465
                                                          -------------
Total liabilities                                               771,336
                                                          -------------

Net assets                                                $   2,816,091
                                                          =============


     Assets are shown at their net realizable values and liabilities are shown at their face amounts.

3.   Subsequent events:
     -----------------

     On December 15, 2003, the shareholders voted to amend the articles of incorporation of the Company to increase the authorized common stock of the Company from 25,000,000 shares to 50,000,000 shares and voted for a reverse stock split of outstanding common stock on a 1 for 10 basis. The Company had determined that January 19, 2004 will be the date of record for the reverse stock split. The financial statements reflect the retroactive application of the reverse stock split on all common share and per share amounts. The increase in authorized common stock of the Company was effective December 15, 2003.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

General

     The following discussion and analysis covers the financial condition of Wyoming Oil & Minerals, Inc. ("we" or the "Company") at November 30, 2003, changes in our financial condition since fiscal year end February 28, 2003, and a comparison of our results of operations for the three and nine months ended November 30, 2003 to the same periods for the prior fiscal year. This information should be read in conjunction with our Annual Report on Form 10-KSB for the year ended February 28, 2003, including the audited financial statements contained therein.

     In June 2003, our Board of Directors declared a dividend in the form of all common stock of our subsidiary, New Frontier Energy, Inc., in order to spin-out the operations of that entity. The dividend will be paid in the form of one share of New Frontier common stock for each of our shares outstanding as of the record date, June 30, 2003. In order to complete that distribution, New Frontier has filed a registration statement with the United State Securities and Exchange Commission to register its shares and the proposed distribution. New Frontier is currently in the process of finalizing that registration statement and expects an effective date in the fourth quarter of our fiscal year. Upon receipt of an effective date for the registration, the distribution will be completed.

     As a result of the spin-off, we have discontinued operations in the oil and gas exploration and production industry effective June 30, 2003. All operations of New Frontier and its subsidiary Skyline Resources, Inc., have been excluded from our operating results thereafter and included as discontinued operations in the Statements of Operations and Cash Flows for the period ended November 30, 2003.

     Unless otherwise stated, the financial statements and this discussion and analysis also reflect a reverse split of our outstanding common stock approved December 15, 2003 for all shareholders of record on January 19, 2004. See also the discussion at the completion of this section for cautionary language regarding forward-looking statements contained in this report.

Results of Operation

     For the first nine months of this fiscal year, we reported a net loss of $346,026, or $0.29 per share, on revenue of $1,322,855. The net loss includes a loss on discontinued operations of $147,722, or $.012 per share. This compares to a net loss of $624,858, or $0.61 per share, on revenue of $962,200 for the first nine months of the prior fiscal year. The loss from continuing operations was $198,303 for the first nine months of this year, compared to $161,567 for the first nine months of last year.

     We reported a loss of $93,958, or $0.08 per share, for the three months ended November 30, 2003, on revenue of $510,216. This compares to a net loss of $21,293, or $0.02 per share, on revenue of $481,132 for the same period last fiscal year. We reported net income of $16,341 for our discontinued operations for the three months ended November 30, 2002.

     Continuing Operations. Continuing operations include those of Blue Star Acid Services, Inc., our field services operations. We continued to report a net loss from operations for the third quarter and nine months ended November 30, 2003 since our operating margin was insufficient to cover general, administrative and other expenses. Our net loss from continuing operations increased slightly from the nine months ended November 30, 2002 to the comparable period in 2003. This results from a declining profit margin, as well as increased general and administrative expenses, depreciation, depletion and amortization. Results for the third quarter of 2002 compared to the third quarter of 2003 were similar.

     Revenue from continuing operations increased from last year to this, rising 37% from the first nine months of last year to the first nine months of this year and 6% from the third quarter of last year to the third quarter of this year. An increase in customers, as well as service provided to existing customers, contributed to the increase in revenue. In addition, the results of operations for the first six months of last year did not include the operations of Blue Star for the entire period, as we acquired that entity effective April 1, 2002.

     The increase in revenue from last year to this was partially off-set by a decrease in our profit margin. The gross margin decreased from 70% for the first nine months of last year to 55% for the first nine months of this year. The decrease in the profit margin was even more pronounced when comparing the two third quarters, falling from 77% for the third quarter of last to 55% for the third quarter of this year. An increase in labor costs and costs of raw materials contributed to the decrease in each case. We expect both of these trends to generally continue for the foreseeable future, although we believe most increases in labor costs have stabilized for the balance of the current fiscal year.

     General and Administrative Expenses. General and administrative expenses increased significantly for the three and nine-month periods ended November 30, 2003 from the comparable periods of 2002, contributing to our declining operations. These expenses increased 33% for the three month period ended November 30, 2003 and 32% for the nine months then ended. Significant factors contributing to the increase were increases in hourly payroll and commissions paid by Blue Star. Further increasing general and administrative expenses was the fact that our operating results this year included a full six months of operations for Blue Star, compared to only five months of operations last year. Finally, due diligence expenses for our parent company associated with the search for additional assets or operations contributed to the increase from last year to this year.

     Depreciation, Depletion, and Amortization. D, D & A increased significantly from 2002 to 2003 as a result of additional assets placed in service by Blue Star. The increase for the nine months ended November 30, 2003 compared to the similar period of 2002 was 164%, while the increase for the three months was 709%. This is attributable to additional equipment placed in service by Blue Star during the current fiscal year.

     Discontinued Operations. Discontinued operations, representing the oil and gas exploration, development and production activities of New Frontier and Skyline, resulted in net losses for the nine months and third quarter of both this year and last. The losses stem from the fact that the producing oil and gas properties owned by New Frontier are primarily older properties low on the production decline curve. Remaining New Frontier properties have yet to produce any revenue.

     We expect to incur losses until such time, if ever, as we are able to increase the revenue of Blue Star in an amount sufficient to cover general, administrative and other expenses. Toward that end, we have undertaken investigation of additional assets and operations which might be acquired to supplement existing operations. As of the date of this report, no definitive agreements have been reached.

Liquidity and Capital Resources

     Our liquidity and capital position improved during the third quarter of this year. Working capital increased to $70,993, compared to a deficit of $515,118 at February 28, 2003, an increase of $586,111, or 114%. The primary reason for this increase is the receipt of proceeds from a private placement that we conducted during the first and second quarter of this year. We sold an aggregate of 2,010,959 shares of common stock for net proceeds of $1,323,075, or an average of $.66 per share before adjustment for the reverse stock split. A majority of those proceeds were transferred to New Frontier to provide capital for development of its interest in the Slater Dome/Coal Bank Draw Prospect. Proceeds retained by us have been used to reduce current liabilities and for working capital in the future.

     Despite receipt of proceeds from the private placement, our management is of the opinion that we remain dependent on obtaining capital from outside sources and generating cash from operations to continue over the long term. Toward that end, we are currently investigating one or more acquisitions, either within or outside the oil and gas industry, to provide additional cash flow.

     Accounts Receivable. Accounts receivable increased $68,773 from fiscal year end to November 30, 2003, or 39%. This reflects increased revenue from field service operations. Our historical experience collecting accounts receivable has generally been excellent.

     Current Liabilities. Current liabilities include $309,900 in notes payable. A significant portion of long-term debt was moved to current liabilities at August 31, 2003, as the due date of such debt approaches. Approximately half of that amount represents our revolving line of credit, which we anticipate can be renewed at maturity. We are currently investigating options to pay the remaining portion of the debt, which we do not consider to be an obstacle at this time.

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

Item 3.  Controls and Procedures

     (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of November 30, 2003, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic filings with the SEC.

     (b) There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



                           PART II--OTHER INFORMATION

Item 5.  Other Information

     At a special meeting on December 15, 2003, our shareholders approved an increase in our authorized capital to 50,000,000 shares of common stock and a reverse split of our common stock on a one for ten basis. The reverse split will be effective for all shareholders of record on January 19, 2004 and for trading purposes on January 20, 2004.

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


                                           Wyoming Oil & Minerals, Inc.


Date: January 14, 2004                     By: /s/ Bill M. Conrad
                                               -------------------------------
                                               Bill M. Conrad, President,
                                               Principal Financial and
                                               Accounting  Officer and Treasurer