Form 10KSB
period 2004-04-30
WYOMING OIL & MINERALS INC
filed 2004-06-16
CIK 108729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                     Annual report pursuant to section 13 or
                  15(d) of the Securities Exchange Act of 1934.


                  For the fiscal year ended February 29, 2004.


                         Commission file number: 0-7919


                          WYOMING OIL & MINERALS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


          Wyoming                                            83-0217330
          -------                                            ----------
(State or other jurisdiction                         (I.R.S. Identification No.)
of incorporation or organization)


5525 Erindale Dr., Suite 201, Colorado Springs, Colorado               80918
--------------------------------------------------------               -----
(Address of principle executive offices)                             (Zip Code)


                                 (719) 260-8509
                                 --------------
              (Registrant's telephone number, including area code)


         Securities registered under Section 12 (b) of the Exchange Act:
                                      None


         Securities registered under Section 12 (g) of the Exchange Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     The aggregate market value of the 923,363 shares of common stock held by non-affiliates of the Company was approximately $3,693,452 on June 8, 2004, calculated using the last sales price of the common stock of $4.00 on that date as reported on the OTC Bulletin Board. On June 8, 2004, there were 1,297,567 shares of common stock of the Company issued and outstanding.



                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

Transitional Small Business Disclosure Format:       [  ] Yes  [ X ] No

                                TABLE OF CONTENTS



PART I.........................................................................1

   ITEM 1.  DESCRIPTION OF BUSINESS............................................1
   ITEM 2.  DESCRIPTION OF PROPERTIES..........................................5
   ITEM 3.  LEGAL PROCEEDINGS..................................................6
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................6

PART II........................................................................6

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........6
   ITEM 6.  MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........7
   ITEM 7.  FINANCIAL STATEMENTS..............................................14
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................14
   ITEM 8A. CONTROLS AND PROCEDURES...........................................14

PART III......................................................................15

   ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT........15
   ITEM 10: EXECUTIVE COMPENSATION............................................16
   ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....18
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS..............19
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................19
   ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................21

SIGNATURES....................................................................23


PART F/S.....................................................................F-1

                             Additional Information

     Descriptions in this Report are qualified by reference to the content of any contract, agreement or other document described herein and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report, or incorporated herein by reference by the Company as permitted by regulations of the Securities and Exchange Commission (the "Commission"). (See "Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.")

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

     Until April 2004, we were engaged in the oil and gas industry. Through our subsidiaries, New Frontier Energy, Inc. ("NFE") and Blue Star Acid Services, Inc. ("Blue Star"), we explored for oil and gas and operated an oil and gas field service operation. Effective June 30, 2003, NFE was spun out to our shareholders in a distribution which was completed in April 2004. Also in April 2004, we completed the sale of all of the assets of Blue Star to an unrelated third party. As a result of these two transactions, we are no longer engaged in the oil and gas industry. Our remaining assets primarily consist of cash, and we are investigating opportunities, both within and outside the oil and gas industry, to make acquisitions to increase shareholder value.

Overview of Reorganization

     In connection with a strategic overview of our business and operations, our Board of Directors initially determined to separate our oil and gas development and production operations from those of our field service operations. This was accomplished through the distribution of NFE to our shareholders. The Board's decision was motivated primarily by its efforts to maximize shareholder value and efforts to increase the price of our stock. Our Board did not believe the markets favorably perceived the combination of oil and gas exploration and development with field service operations. Accordingly, the distribution was designed to separate NFE from Blue Star.

     With the remaining assets and operations of Blue Star, the Board undertook an investigation of a means of expanding or supplementing those operations. However, in the course of that investigation, Blue Star received notice that its largest customer, Devon Energy, Inc., had sold substantially all of its oil and gas properties in the area and that the purchaser would likely not require the services of Blue Star. Devon Energy Production accounted for approximately 50% of Blue Star Revenue during 2004. The loss of this customer could significantly affect the future operations of Blue Star. Shortly thereafter, we received an offer to purchase all of the Blue Star assets for cash on what our Board determined to be favorable terms. As a result, the sale of Blue Star was completed in April 2004. See, "-Sale of Blue Star," below.

     As a result of these two transactions, our remaining assets consist primarily of cash that remains from the sale of Blue Star. NFE now operates as a stand-alone entity and continues efforts to develop and produce its oil and gas properties. Its common stock trades over-the-counter independently of ours and is quoted on the OTC Bulletin Board under the symbol "NFEI." Additional information about NFE can be obtained from filings made by it with the Securities and Exchange Commission and available on the Commission web site at www.sec.gov.

     Our Board of Directors continues to believe that numerous opportunities exist for increasing shareholder value in the oil and gas industry. However, these opportunities are not without risk. Factors favorably affecting oil and gas companies in general include higher prices for oil and natural gas, increased investor interest in natural resource companies and the availability of investment capital. Mitigating these positive factors are higher prices for oil and gas properties, increased competition for capital and attractive properties and higher production costs. However, we believe significant opportunities remain available.

     Our Board is currently reviewing strategic alternatives with regard to the future of the Company. This will include a continuing evaluation of the oil and gas industry, as well as a comparison of that industry to others in which the Company might engage and which might contribute to shareholder value. The result of these deliberations, together with the availability of capital to finance any proposed transaction, will determine our operations in the immediate future. Included in our investigation will be opportunities with non-public operating companies who are seeking a public market for their securities through a merger with, or acquisition by, a publicly traded company.

Future Transactions

     The Company intends to search throughout the United States and abroad for an acquisition candidate. Other than our management's experience in, and familiarity with, the oil and gas industry, there is no basis to predict the industry in which any acquisition candidate may be engaged. The result will depend to a large extent on the opportunities that are discovered by, or presented to, our management and approved by our Board of Directors. That decision, in turn, will depend on our analysis of the financial condition, results of operation, business plan and other attributes of the candidates. However, because of our relative lack of capital, we believe the assets and operations of any acquisition candidate may be limited.

     Our executive officers have sought acquisition candidates orally and in writing through various individuals, broker-dealers, investment bankers and other individuals and entities engaged in the financial services industry. These contacts are initially oral and generally followed by submission of written information if the candidate warrants. Our officers have substantial experience in the financial services industry and investigating, structuring and completing mergers and acquisitions. See, Item 9. "Directors, Executive Officers, Promotes and Control Persons."

     In certain circumstances, we may employ the services of outside consultants to assist in the evaluation or completion of one or more of these transactions. However, due to our limited resources, we have not retained the services of an investment banker or other expert to assist in this process.

     Our shareholders will likely not have the opportunity to ratify or approve any proposed merger or acquisition. Except in limited circumstances, nothing in our Articles of Incorporation, Bylaws or governing statutes require that such a transaction be submitted to the shareholders for approval. Also, since our stock is not quoted in Nasdaq, the rules of that regulatory body do not mandate shareholder review or approval. Accordingly, the decisions will likely be left to our Board of Directors. In that event, shareholders would likely not be entitled to dissenters' rights in connection with any transaction. Dissenters' rights affords a shareholder the right, subject to satisfaction of certain procedural requirements, to dissent from certain transactions and obtain payment for the fair value of the stock owned by the shareholder. This may adversely affect the interest of shareholders in the Company.

     The investigation of specific business opportunities and the negotiation, preparation and finalization of relevant agreements will require substantial management time and attention and fees for accountants, attorneys, investment bankers and others. These fees and expenses may consume a significant portion of our remaining capital.

     Depending on when any acquisition or other transaction is completed, recent rules adopted by the Commission may further affect the amount of capital required to complete any transaction. In April of this year, the Commission proposed rules that would require "shell companies," when ceasing to be such as a result of a merger or acquisition, to file on Form 8-K the same information that would be required in a Form 10 or 10-SB, including audited financial statements, within four business days of the completion of the transaction. A shell company is one that has no or nominal operations and no or nominal assets or assets that consist solely of cash and cash equivalents. If adopted as proposed, the rule would go into effect beginning August 23, 2004. The effect of this rule would be to make any proposed merger or acquisition more time consuming and expensive to complete, in view of these additional disclosure rules.

Form of Acquisition

     The manner in which the Company participates in any future business opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and the other entity and the relative negotiating strength of each participant. Notwithstanding this uncertainty, however, it is anticipated that any acquisition will likely involve issuance of a substantial amount of authorized but unissued Company stock. Due to our limited capital resources, this will be true whether the proposed candidate is a participant in the oil and gas industry, a different, unrelated industry or an operating, private-held entity seeking the perceived benefits of becoming a publicly traded company. The amount of stock issued in any transaction will depend on a number of factors, including the value of the assets of the target company, the results of its operations in the recent past, its potential future operations, the relative bargaining positions of the parties, and the strength of its management, but will likely equal a majority of the stock outstanding after the transaction. As a result of the issuance of stock in connection with any transaction, the interest of existing shareholders in the Company will be significantly diluted.

     In addition to the dilution of existing shareholders, the Company would likely experience a change in management and its Board of Directors in connection with any transaction. Assuming that the amount of stock issued in connection with the transaction equals a majority of the amount outstanding, the holders of newly issued stock would be in a position to elect the entire Board of Directors, since our Articles do not provide for cumulative voting. In recognition of this fact, and to facilitate any transaction, it is likely that our management and Board will resign in connection with any transaction and be replaced by individuals nominated by the target company and its shareholders. Investors in our company will likely not have the opportunity to vote on any of these new individuals until the first annual meeting of shareholders following completion of the transaction.

Sale of Blue Star

     Pursuant to an agreement dated April 20, 2004, the Company's subsidiary, Blue Star Acid Services, Inc., sold all of its assets to Consolidated Oil Well Services, Inc., an independent third party. The assets sold to Consolidated include machinery and equipment, inventory, real property and all other assets used in the operations of Blue Star's oil field service business. Consideration for transfer of the assets included (i) $1,200,000 in cash; (ii) the assumption of approximately $125,000 of Blue Star debt; and (iii) assumption of certain trade payables. All of the cash consideration was paid at the closing and Blue Star and the Company agreed to indemnify the purchaser against all Blue Star liabilities except those specifically assumed at the closing. Also in connection with the transfer, both Blue Star and the Company agreed not to compete, directly or indirectly, with the purchaser in the States of Kansas or Oklahoma in any type of business in which Blue Star was engaged within the one-year period prior to the date of the agreement.

     One of the factors affecting our decision to dispose of Blue Star was the price received from the purchaser. While we did not obtain an appraisal of the assets prior to sale, we believe the price was extremely competitive. That decision was based partly on the experience of our management in the oil and gas industry and partly on a comparison of the sale price to the original purchase price for Blue Star. Blue Star was acquired in May 2002 for a price of $670,000. The sales price received was therefore approximately twice the purchase price.

     Prior to the sale of the Blue Star assets, it was engaged in the oil field service business. It provided materials and services associated with drilling oil and gas wells, including cementing, acidizing, water hauling and related work. Its operations were conducted exclusively in the States of Oklahoma and Kansas.

Proposed Acquisition of Truact Americas, Inc.

     In March 2004, the Company executed a non-binding letter of intent to acquire Truact Americas, Inc., a privately held Delaware corporation engaged in the electronic security business. The letter of intent contemplated that the Company would acquire all the outstanding stock of Truact in exchange for issuance of its common stock. The acquisition was subject to several conditions including the execution of a definitive agreement and continuing due diligence by both companies.

     In the course of its investigation, the Company determined that the proposed acquisition is not consistent with its business plan, and has terminated the letter of intent and any further discussions related to the acquisition.

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

     As a publicly traded entity, the Company is subject to regulation by the Commission and similar state securities commissions. These regulations may affect the manner in which any acquisition is completed and the disclosure obligations in connection with any transaction. Compliance with these requirements may increase the cost of any transaction and make completion of the transaction more difficult.

Item 2.   Description of Properties

     All of our properties were transferred or sold in connection with the distribution of NFE and sale of Blue Star. All of our oil and gas properties were transferred to NFE effective February 28, 2003. The real property owned by Blue Star and used in its operations was sold in connection with the sale of the assets of that entity. Accordingly, we have no remaining properties.

Facilities

     Our executive and administrative headquarters are located at 5525 Erindale Drive, Suite 201, Colorado Springs, Colorado 80918. We share this space with certain administrative functions of NFE under a month-to-month lease for monthly rent of $1,220.

     We believe that our facilities are adequate for the foreseeable future.

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

Item 3.   Legal Proceedings

     We are not currently subject to any legal proceedings, the results of which would have a material impact on our properties, results of operation or financial condition. Neither, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

Item 4.   Submission of Matters to a Vote of Security Holders.

     The Company held a special meeting of its shareholders on December 15, 2003 to consider an increase to its authorized capital and a reverse split of its common stock. At the meeting, the shareholders approved an increase in the authorized common stock from 25 million to 50 million shares and approved a one for ten reverse split of the common stock. The following table illustrates the votes cast at the meeting:

Proposal 1:  Adoption of Articles of Amendment to the Articles of Incorporation
             increasing the authorized common stock of the Company from 25,000,000 shares to 50,000,000 shares.

            Votes For:  9,948,527;   Votes Against:  70,712;    Abstain:  6,549

Proposal 2:  Ratify and approve a reverse stock split of outstanding common stock on a 1 for 10 basis.

            Votes For:  8,514,606;   Votes Against:  275,125;   Abstain:  17,010



                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     Our common stock currently trades over the counter and quotations are currently reported on the "Bulletin Board" maintained by the NASD. The following table shows the range of high and low bids for our common stock for the last two fiscal years or portions thereof as reported by the NASD. All prices have been adjusted to reflect a one for ten stock-split effective January 19, 2004. Prices represent quotations between dealers, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent prices at which actual transactions occurred.

         Fiscal Quarter Ended               High          Low
         --------------------               ----          ---

         May 31, 2003                      $14.00       $  8.00
         August 31, 2003                    10.50          6.50
         November 30, 2003                   7.50          5.00
         February 28, 2004                   8.00          4.50

         Fiscal Quarter Ended               High          Low
         --------------------               ----          ---

         May 31, 2002                      $39.50       $11.00
         August 31, 2002                    29.50         6.00
         November 30, 2002                  20.50         6.00
         February 28, 2003                  18.50         7.50


     As of February 29, 2004, there were 1,500 record holders of our common stock. We estimate that there were approximately 1,650 beneficial owners.

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

Item 6.    Managements' Discussion and Analysis or Plan of Operation

Introduction

     The following discussion and analysis covers our financial condition at February 29, 2004 and changes in our financial condition since February 28, 2003, the end of the prior fiscal year. It also covers our results of operation for the two fiscal years ended February 29, 2004. The "2003 fiscal year" refers to the period from March 1, 2002 to February 28, 2003 and the "2004 fiscal year" refers to the period from March 1, 2003 to February 29, 2004.

     Effective June 30, 2003, our subsidiary NFE was distributed to our shareholders in a spin-off. In anticipation of that transaction, we transferred certain assets and liabilities to NFE effective February 28, 2003. Since the financial statements of NFE were consolidated with ours until June 30, 2003 under applicable accounting principles, the assets and liabilities that were transferred in fiscal 2003 still appeared in our consolidated statements at February 28, 2003. However, effective June 30, 2003, all of the assets, liabilities and operations of NFE were transferred. As a result of the spin-off, the operations of NFE are shown as a loss from discontinued operations in the accompanying financial statements. See Note 2 to the consolidated financial statements.

     Our remaining operations for fiscal 2004 relate to our subsidiary, Blue Star Acid Services, and its field service operations. However, the assets of that subsidiary were sold subsequent to the 2004 fiscal year end. See Note 13 to the consolidated financial statements.

     Due to the disposition of our oil and gas exploration and development operations in fiscal 2003 and our oil field service operations in fiscal 2005, we do not believe that our past operating results are indicative of future operating results. Potential investors should be aware of the information set forth under Item 1. Description of Business, before investing in our common stock. Please also refer to the information set forth below under "-Forward-Looking Statements."

Liquidity and Capital Resources

     Our liquidity and capital resources improved significantly from year-end February 28, 2003 to February 29, 2004. At February 29, 2004, the deficit in our working capital had improved to $137,850, an increase of $377,268 from year-end 2003. Current assets of $292,235 included cash of $170,638 and accounts receivable of $97,957. Thus, our liquidity during 2004 improved substantially from 2003. The sale of Blue Star's assets subsequent to the fiscal year end further improved our liquidity. However, we sold the assets that have historically been responsible for generating all of our operating cash flow.

     As a result of the sale of Blue Star in April 2004, all of our debt and then-existing liabilities were paid in full. We entered fiscal 2005 with sufficient liquidity and capital resources for the remainder of that fiscal year. Our existing resources will be devoted to investigating and completing one or more transactions designed to increase shareholder value.

     During the year ended February 29, 2004, our operating activities used $328,248 of cash. Our net loss of $617,786 was partially offset by non-cash expenses of depreciation, depletion and amortization in the amount of $196,107. The remaining difference between our net loss and the cash used in operations is attributable to changes in our assets and liabilities.

     Cash used in investing activities totaled $754,639. This represents the purchase of property and equipment by our Blue Star subsidiary.

     Cash used in operations and investments was more than offset by cash provided by financing activities and the discontinued operations of NFE. Financing activities, primarily proceeds from the sale of common stock in a private placement, provided $1,181,176 of cash. During the 2004 fiscal year, we sold 201,096 shares of our common stock for gross proceeds of $1,323,075. Approximately $788,000 of that amount was transferred to NFE prior to completion of the spin-off. The remainder has been, or will be, used for working capital. Overall, cash increased $146,195 during 2004.

     The overall increase in cash during fiscal 2004 represents a significant improvement from fiscal 2003, during which we used $52,309 of cash. Our net loss during fiscal 2003 ($1,007,482) was significantly higher than fiscal 2004. We also raised less cash from financing activities during fiscal 2003. As a result of the improvement during fiscal 2004, we ended the fiscal year in significantly better financial condition than the prior year.

     During fiscal 2005, any cash not utilized to investigate or complete an acquisition may be available as working capital in connection with any acquired operations.

Results of Operations

Year ended February 29, 2004
----------------------------

     During the year ended February 29, 2004, we reported a net loss of $617,786, or $.48 per share, on revenue of $1,587,195. The net loss for 2004 represents an improvement of 48% from the net loss incurred in 2003. That improvement, in turn, is primarily attributable to the discontinued operations of NFE. During 2003, discontinued operations produced a net loss of $517,729, compared to a loss of only $147,722 during 2004.

     The field services operations of Blue Star produced a gross profit of $794,898, or 51% of revenue, during 2004. The profit margin of 51% represents a slight improvement from 2003. However, the gross profit was insufficient to fund general and administrative expenses, depreciation, depletion and amortization and the loss from discontinued operations.

     General and Administrative Expenses. General and administrative expenses increased approximately 48% from 2003 to 2004. The major factors contributing to the increase were professional fees to financial consultants of $75,000 and $95,000 increased wages of Blue Star.

     Depreciation, depletion and amortization increased slightly from 2003 to 2004, reflecting additional assets acquired during the year by Blue Star. Oil and gas production and exploration costs incurred during 2003 were not repeated during 2004, as we transferred our exploration and development operations with NFE.

     Other Income (Expense). Other expense decreased significantly from 2003 to 2004. The losses on sale of assets decreased significantly in 2004, as the Company had disposed of most of its unproductive property during the previous year.

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

     For the year ended February 28, 2003, we lost $1,007,482, or $.10 per share, on revenue of $1,283,692. This compares to a net loss of $301,112, or $.01 per share, on $13,621 of revenue for the prior period. The substantial increase in net loss is partially attributable to fact that the prior period was a short period. The increase in revenues is attributable to the acquisition of Blue Star, which currently accounts for substantially all of our revenue.

     Segment Information. Our operating segments include field service operations and oil and gas exploration, development and production. During the year ended February 28, 2003, our field service operations produced a gross profit of $605,483, or 49% of revenues. This represents a significant decrease in the gross profit for that entity compared to the year ended December 31, 2002, when field service operations produced a gross profit of almost 70%. We attribute this decrease to increases in labor costs and costs of materials.

     Oil and gas production expenses continued to exceed revenue. During the year ended February 28, 2003, oil and gas operations produced a negative gross margin of $22,998, which means that our costs from that portion of our operations exceeded our revenues. This is primarily due to the age of our producing wells, which require significant investment and development to continue production. Also, only a small portion of our properties are currently producing. We incurred $57,000 of exploration costs during the fiscal year and $27,047 for dry holes. We also abandoned properties with a carrying value of $53,414.

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

Risk Factors

     Investors should consider the following risks in connection with an investment in our company, in addition to the other information set forth in this report:

     Our stock price may be volatile and as a result you could lose all or part of your investment. In addition to volatility associated with OTC securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

     o    Changes in the world wide price for oil or natural gas;

     o    Disappointing results from our discovery or development efforts;

     o    Failure to meet our revenue or profit goals or operating budget;

     o    Failure to complete an announced acquisition;

     o    Decline in demand for our common stock;

     o Downward revisions in securities analysts' estimates or changes in general market conditions;

     o    Technological innovations by competitors or in competing technologies;

     o    Investor perception of our industry or our prospects; and

     o    General economic trends.

     In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to resell their shares at a fair price.

     Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock, if a public trading
market develops.   We have the authority to issue up to 50,000,000 shares of
common stock, 2,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. Because our common stock is not currently quoted in Nasdaq or listed on an exchange, we are not required to solicit shareholder approval prior to issuing large blocks of our stock. These future issuances could be at values substantially below the price paid for our common stock by our current shareholders. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval. Because trading in our common stock is limited, the issuance of our stock may have a disproportionately large impact on its price compared to larger companies.

     The issuance of preferred stock by our Board of Directors could adversely
affect the rights of the holders of our common stock.   An issuance of preferred
stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over the common stock and could, upon conversion or otherwise, have all of the rights of our common stock. Our Board of Directors' authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.

     Wyoming law and our Articles of Incorporation may protect our directors from certain types of lawsuits. Wyoming law provides that our directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation permit us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Item 7.   Financial Statements

     Reference is made to the Index of Financial Statements following Part III of this Report for a listing of the Company's financial statements and notes thereto.

Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

     In a letter dated November 25, 2003, but received on December 1, 2003, Wyoming Oil & Minerals, Inc. (the "Company") was notified that Maurice M. Morton, CPA, had resigned as its principal accountant and auditor. The reports of Maurice M. Morton, CPA for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Company's two most recent fiscal years and the interim period through December 1, 2003, there were no disagreements with Mr. Morton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to his satisfaction would have caused Mr. Morton to make reference to the matter in his report. Further, through December 1, 2003, the Company has not received notice from Mr. Morton of any reportable events as that term is described in Item 304(a)(1)(iv)(B) of Regulation S-B.

     Following the resignation of Mr. Morton as its principal accountant and independent auditor, the Company engaged Stark Winter Schenkein & Co., LLP in that capacity. That engagement was approved by the Company's Board of Directors on December 2, 2003. During the two most recent fiscal years and the interim period through December 2, 2003, the Company had not consulted Stark Winter Schenkein & Co., LLP, regarding any matter requiring disclosure in this Form 8-K.

Item 8A.  Controls and Procedures

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of February 29, 2004, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to required to be included in our periodic filing with the Securities and Exchange Commission. No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                    PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following individuals presently serve as our officers and directors:


Name                             Age          Position
----                             ---          --------

Raymond E. McElhaney             47           Chairman of the Board of Directors
                                              and Secretary

Bill M. Conrad                   47           President,  Chief  Financial and
                                              Accounting  Officer,  Treasurer
                                              and Director

Jubal S. Terry                   46           Director


     Messrs. McElhaney, Conrad and Terry serve as our directors until the next annual meeting of shareholders and until their successors are elected and qualify or until they resign or are removed. Each individual serves as an officer at the will of the Board of Directors. Messrs. McElhaney, Conrad and Terry have served in their current capacities since the acquisition of New Frontier and Skyline in February 2002.

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

     Prior to his association with our company, Mr. McElhaney served as president and a director of Wallstreet Racing Stables, Inc., a public company then engaged in the acquisition, training, racing and sale of thoroughbred racehorses. He served in that capacity from 1995 to June 2000. From May 1990 to February 1992, Mr. McElhaney served as a director of the United States Exploration, Inc., a public company formerly traded on the American Stock Exchange.

     Bill M. Conrad.    Mr. Conrad has been our President and a director since
February 2002 and was Vice President and Treasurer of NFE until April 15, 2003. Mr. Conrad co-founded and has served as vice president of MCM Capital Management since its inception in 1990. He was also the vice president and a director of Wallstreet Racing Stables, Inc., from its inception in 1995 until June 2000. Over the past 12 years, Mr. Conrad's served in the office of president, vice president, chief financial officer and director of several public and private companies.

     Jubal S. Terry. Director. In 1998, Mr. Terry co-founded Skyline Resources, Inc. where he still serves as president. Skyline is a subsidiary of NFE and the owner of the Slater Dome/Coal Bank Draw methane gas prospect. From 1985 through 1995, Mr. Terry was co-founder and vice president of American Rivers Oil Company, a publicly traded oil and gas company until it was acquired by Alliance Energy. From 1985 to 1986, Mr. Terry co-founded Karlton Terry Oil Company and was responsible for all drilling, completion and production in the Rocky Mountain Region. From 1983 through 1984, Mr. Terry was Operations/Exploration Manager for Oil Development Company in which he was responsible for all drilling and development in the Appalachian Basin. Mr. Terry received his Bachelor of Science degree in Geology from Western State College in Gunnison, Colorado in 1980.

     No family relationships exist between any of our officers and directors.

     We have not adopted a formal ethics policy for our chief executive officer or senior financial officers, due to our status as a Bulletin Board company with few management personnel. We believe that our Board can successfully oversee and manage our existing officers and employees. However, we believe that an ethics policy is important and intend to consider adopting such a policy in the future.

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

Name of Reporting Person   Late Form 3   Late Form 4  Late Form 5   Transactions
------------------------   -----------   -----------  -----------   ------------
Candace McKey                                              1*

--------------------------------------------------------------------------------
* We are unable to determine how many, if any, transactions might have been reported late since we did not receive a copy of the necessary form.


Item 10:  Executive Compensation

     The following table summarizes the total compensation of our chief executive officer and all other executive officers who were paid more than $100,000 during the fiscal year (the "Named Executive Officers") for the periods indicated. No other executive officer received more than $100,000 in salary and bonuses during the transition period.

                              SUMMARY COMPENSATION


                                                               Annual                               Long Term
                                                            Compensation                           Compensation
                                                            ------------                           ------------
                                                                                   Other
                                                                                   Annual            Securities
          Name                        Period                   Salary           Compensation     Underlying Options
          ----                        ------                   ------           ------------     ------------------
Raymond E.  McElhaney,     Year ended February 29, 2004       $108,000               0                    0
Chairman of the Board
                           Year ended February 28, 2003
                                                               108,000(1)            0                    0
                              Transition Period from
                                11/1/01 to 2/28/02
                                                                36,000(2)            0                    0



Bill M. Conrad,            Year ended February 29, 2004        108,000               0                    0
President
                           Year ended February 28, 2003
                                                               108,000(1)            0                    0
                              Transition Period from
                                11/1/01 to 2/28/02
                                                                36,000(2)            0                    0

-----------------------------------

1 Represents amounts paid or accrued in his position as an officer of NFE during that year. Of that amount, $36,000 was paid in cash and the balance was accrued.

2 Each individual was paid compensation as an officer of New Frontier Energy, Inc. during this period.

------------------------------

     Our directors presently serve without compensation, but are entitled to be reimbursed for reasonable and necessary expenses incurred on our behalf.


Non-Qualified Stock Option Plan

     On April 16, 2004, we adopted the Wyoming Oil & Minerals, Inc. Non-Qualified Stock Option and Stock Grant Plan ("Plan"). The Plan allows for the issuance of non-qualified options and the grant of stock or other equity incentives to our employees, consultants, directors and other individuals providing service of special significance to our company. The Plan is administered by our Board of Directors, which may delegate its authority to a committee of its members. The Plan provides for the issuance of up to 250,000 shares or options.

     Options and stock grants may be made to employees, consultants, directors and other individuals or entities determined by the committee. The terms of the options or the grants, including the number of shares covered by the option or award, the exercise price, vesting schedule, if any, and term, are determined in the sole discretion of the Board. Since all of the options that may be granted under the Plan are non-qualified, the recipient must report the difference between the exercise price and the fair market value of the stock on the day of exercise as ordinary income for tax purposes. Recipients of stock grants are also subject to income tax on the fair market value of stock granted under the Plan. No option may be exercised more than ten years from the date of grant. The Plan expires in 2014.

     To date, 20,000 options have been granted pursuant to the Plan, all to a consultant not affiliated with the Company.

Item 11:  Security Ownership of Certain Beneficial Owners and Management

     As of the date of this filing, there were a total of 1,297,567 shares of our Common Stock outstanding, the only class of voting securities currently outstanding. All of our warrants that were previously outstanding were assigned to, and assumed by, NFE, so there are no options or warrants outstanding.

     The following tabulates holdings of our Common Stock as of May 31, 2004 by each person who holds of record, or is known by management to own beneficially, more than 5% of the voting securities outstanding and, in addition, by all directors and officers of the Company individually and as a group. The shareholders listed below have sole voting and investment power. All ownership of securities is direct ownership unless otherwise indicated. All addresses of the officers and directors are located at our address at 5525 Erindale Dr., Suite 201, Colorado Springs, Colorado 80918 unless otherwise indicated.

  Officers and Directors                    No. of Shares     % of Shares Owned
  ----------------------                    -------------     -----------------

  Raymond E. McElhaney(1)                   103,850                 8.00%

  Bill M. Conrad                             97,200                 7.49%

  Jubal S. Terry                             31,500                 2.43%
  3000 Youngfield, Suite 338
  Lakewood, CO 80215

  Officers and Directors as a group(1)      232,550                17.92%
  (3 individuals)

  5% shareholders
  ---------------

  John D. McKey, Jr.(2)                     141,654                10.92%
  7737 S.E. Loblolly Bay Dr.
  Hobe Sound, FL 33455

  Candace McKey(3)                          141,654                10.92%
  7737 S.E. Loblolly Bay Dr.
  Hobe Sound, FL 33455
-----------------------------------

1 Includes 3,850 shares owned jointly by Mr. McElhaney and Tamara D. McElhaney, the wife of Mr. McElhaney.

2 Includes 35,154 shares owned by Mr. McKey's wife, Candace McKey, of which he disclaims beneficial ownership.

3 Includes 106,500 shares owned by Mrs. McKey's husband, John D. McKey, Jr. of which she disclaims beneficial ownership.


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

3.1(3) Articles of Incorporation of Wyoming Coal Corporation as filed with the Wyoming Secretary of State effective February 23, 1973

3.2(3) Articles of Amendment to the Articles of Incorporation of Wyoming Coal Corporation as filed with the Wyoming Secretary of State effective March 5, 1974

3.3(3) Articles of Amendment to the Articles of Incorporation of Wyoming Coal Corporation as filed with the Wyoming Secretary of State effective August 18, 1981

3.4(3) Articles of Amendment to the Articles of Incorporation by Shareholders of Wyoming Oil & Minerals, inc. as filed with the Wyoming Secretary of State effective February 18, 2000

3.5 (3)        By-Laws of Wyoming Oil and Minerals, Inc., as amended.

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

10.4(5) Agreement for Purchase and Sale of Assets by and among Wyoming Oil & Minerals, Inc., Blue Star Acid Services, Inc. and Consolidated Oil Well Services, Inc. dated April 20, 2004.

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

99             Not applicable.

-------------------------------

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

     (5) Filed as an Exhibit to Form 8-K dated April 20, 2004 and incorporated herein by reference.

-------------------------------


     (b) Reports on Form 8-K.

     We filed an 8-K on December 1, 2003 to the change of registrant's certifying accountant.


Item 15.   Principal Accountant Fees and Services

     The Company currently has no audit committee of the Board of Directors, and is not required to maintain such a committee since its stock is not quoted on Nasdaq or traded on any national securities exchange. Accordingly, all material decisions affecting the Company's audited financial statements, periodic disclosure with the SEC and its relationship with its auditors are addressed by the entire Board. The Board currently has no policies and procedures relating to the pre-approval of audit and audit related services.

Audit Fees

The aggregate fees billed by Stark Winter Schenkein & Co., LLP for professional services for the review of the financial statements included in the Company's quarterly reports on Form 10-QSB for fiscal 2004 were $2,300.

The aggregate fees billed by Maurice M. Morton, C. P. A. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during fiscal 2004 and 2003 were $13,410 and $18,975, respectively, net of expenses

Audit-Related Fees

There were no fees billed by Stark Winter Schenkein & Co., LLP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance for 2004 and 2003 were $2,590 and $0, respectively.

All Other Fees

There were no fees billed by Stark Winter Schenkein & Co., LLP or by Maurice M. Morton during the last two fiscal years for products and services provided.





                           (Intentionally left blank)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Colorado Springs, Colorado on the 14th day of June 2004.




                          WYOMING OIL & MINERALS, INC.


                                     By: /s/ Bill M. Conrad
                                        ----------------------------------------
                                        Bill M. Conrad, President




Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                     Title                               Date
----------                     -----                               ----



/s/ Raymond E. McElhaney       Chairman of the Board (Chief        June 14, 2004
------------------------       Executive Officer) and Secretary    -------------
Raymond E. McElhaney


/s/ Bill M. Conrad             President, Chief Financial          June 14, 2004
----------------------         and Accounting Officer, Treasurer   -------------
Bill M. Conrad                 and Director



/s/ Jubal S. Terry             Director                            June 14, 2004
----------------------                                             -------------
Jubal S. Terry

                         REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
Wyoming Oil & Minerals, Inc.

We have audited the accompanying consolidated balance sheet of Wyoming Oil & Minerals, Inc. as of February 29, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wyoming Oil & Minerals, Inc. as of February 29, 2004, and the results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.





Stark Winter Schenkein & Co., LLP

Denver, Colorado
June 10, 2004

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



                                          Maurice M. Morton
                                          Certified Public Accountant
May 23, 2003
Casper, Wyoming

                          WYOMING OIL & MINERALS, INC.
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 29, 2004


                                     ASSETS
CURRENT ASSETS
      Cash                                                          $   170,638
      Accounts receivable                                                97,957
      Inventories                                                        20,200
      Prepaid expense                                                     3,440
                                                                    -----------
            Total current assets                                        292,235
                                                                    -----------

PROPERTY AND EQUIPMENT, net                                             783,112
                                                                    -----------

OTHER ASSETS
      Deposits                                                              500
                                                                    -----------

                                                                    $ 1,075,847
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                              $    39,557
      Accrued expenses                                                   76,620
      Notes payable                                                     284,276
      Current portion of long-term debt                                  29,632
                                                                    -----------
            Total current liabilities                                   430,085
                                                                    -----------

LONG-TERM DEBT                                                           61,891
                                                                    -----------

STOCKHOLDERS' EQUITY
      Preferred stock, 2,000,000 shares authorized,
          no par value, none issued or outstanding                           --
      Common stock, 50,000,000 shares authorized,
          $.01 par value, 1,277,562 issued and outstanding               12,776
      Additional paid in capital                                      2,727,737
      Accumulated (deficit)                                          (2,156,642)
                                                                    -----------
                                                                        583,871
                                                                    -----------

                                                                    $ 1,075,847
                                                                    ===========







        See accompanying notes to the consolidated financial statements.

                          WYOMING OIL & MINERALS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)



                                                  Year Ended     Year Ended
                                                 February 29,   February 28,
                                                     2004           2003
                                                 ------------  ------------
Operating revenues
       Field service revenues                     $ 1,587,195   $ 1,237,613
       Oil and gas sales                                   --        46,079
                                                  -----------   -----------
                                                    1,587,195     1,283,692
                                                  -----------   -----------

Operating expenses
       Cost of field service revenues                 792,297       632,130
       Oil and gas production costs                        --        69,077
       Exploration costs                                   --        24,329
       General and administrative                   1,001,342       663,649
       Depreciation, depletion and amortization       196,107       187,952
                                                  -----------   -----------
            Total operating expense                 1,989,746     1,577,137
                                                  -----------   -----------

(Loss) from operations                               (402,551)     (293,445)
                                                  -----------   -----------

Other income (expense)
       Miscellaneous income                                --           250
       Interest income                                  2,493         3,349
       Bad debt recovery                                   --        28,657
       Interest expense                               (28,219)      (54,663)
       (Loss) on sale of assets                       (41,787)     (173,901)
                                                  -----------   -----------
            Other income (expense), net               (67,513)     (196,308)
                                                  -----------   -----------

(Loss) before income taxes                           (470,064)     (489,753)

Income tax (benefit)
       Current                                             --            --
       Deferred                                            --            --
                                                  -----------   -----------
                                                           --            --
                                                  -----------   -----------

(Loss) from continuing operations                    (470,064)     (489,753)

Discontinued operations
       (Loss) from discontinued operations           (147,722)     (517,729)
                                                  -----------   -----------

Net (loss)                                           (617,786)   (1,007,482)

Other comprehensive income, net of tax
       Reclassification adjustments on available
          for sale securities                              --      (180,842)
                                                  -----------   -----------

Comprehensive (loss)                              $  (617,786)  $(1,188,324)
                                                  ===========   ===========

Net (loss) per common share
       Continuing operations                      $     (0.37)  $     (0.42)
       Discontinued operations                          (0.11)        (0.10)
                                                  -----------   -----------
       Basic and diluted                          $     (0.48)  $     (0.52)
                                                  ===========   ===========

Weighted average shares outstanding
       Basic and diluted                            1,277,562     1,277,562
                                                  ===========   ===========






         See accompanying notes to the consolidated financial statements.



                          WYOMING OIL & MINERALS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                          Accumulated
                                                           Common Stock        Additional                    Other
                                                          $.01 Par Value        Paid-in     Accumulated   Comprehensive
                                                        Shares      Amount      Capital      (Deficit)       Income
                                                     -----------  -----------  ----------   ------------   -----------

Balance, February 28, 2002                               957,264  $     9,573  $ 2,963,310   $  (712,216)  $   180,842

Reclassification adjustments for gain
  on available for sale securities                            --           --           --       180,842      (180,842)

Acquisition of subsidiary -
     Blue Star Acid Services                               2,500           25       49,975            --            --

Sale of stock                                             15,500          155      192,345            --            --

Conversion of "Bridge Loans" to stock                     66,432          664      632,333            --            --

Issuance of stock for properties                           6,000           60      119,940            --            --

Issuance of stock for accounts
     payable and expenses                                 11,700          117      107,583            --            --

Issuance of preferred stock subscriptions                     --           --           --            --            --

Net loss                                                      --           --           --    (1,007,482)           --
                                                     -----------  -----------  -----------   -----------   -----------

Balance, February 28, 2003                             1,059,396       10,594    4,065,486    (1,538,856)           --

Sale of common stock for cash                            201,096        2,011    1,321,064            --            --

Issuance of common stock for services                        820            8        6,554            --            --

Payments for fractional shares                                --           --         (289)           --            --

Common stock issued for cash received
  for preferred stock subscription                        16,250          163      162,337            --            --

Spin-off of New Frontier Energy, Inc.                         --           --   (2,039,415)           --            --

Capital contributions to former subsidiary                    --           --     (788,000)           --            --

Net (loss)                                                    --           --           --      (617,786)           --
                                                     -----------  -----------  -----------   -----------   -----------

Balance, February 29, 2004                             1,277,562  $    12,776  $ 2,727,737   $(2,156,642)  $        --
                                                     ===========  ===========  ===========   ===========   ===========



                         WYOMING OIL & MINERALS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Continued)




                                                       Preferred Stock        Preferred                      Less
                                                         No Par Value           Stock        Warrants       Warrant
                                                    Shares         Amount    Subscriptions    Issued     Subscriptions     Total
                                                  -----------  ------------  ------------- -----------   -------------  -----------

Balance, February 28, 2002                                 --   $        --   $        --   $        --   $        --   $ 2,441,509

Reclassification adjustments for gain
  on available for sale securities                         --            --            --            --            --            --

Acquisition of subsidiary -
     Blue Star Acid Services                               --            --            --            --            --        50,000

Sale of stock                                              --            --            --            --            --       192,500

Conversion of "Bridge Loans" to stock                      --            --            --            --            --       632,997

Issuance of stock for properties                           --            --            --            --            --       120,000

Issuance of stock for accounts
     payable and expenses                                  --            --            --            --            --       107,700

Issuance of preferred stock subscriptions             100,000       417,634      (292,250)       82,366       (57,750)      150,000

Net loss                                                   --            --            --            --            --    (1,007,482)
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Balance, February 28, 2003                            100,000       417,634      (292,250)       82,366       (57,750)    2,687,224

Sale of common stock for cash                              --            --            --            --            --     1,323,075

Issuance of common stock for services                      --            --            --            --            --         6,562

Payments for fractional shares                             --            --            --            --            --          (289)

Common stock issued for cash received
  for preferred stock subscription                   (100,000)     (417,634)      292,250       (82,366)       57,750        12,500

Spin-off of New Frontier Energy, Inc.                      --            --            --            --            --    (2,039,415)

Capital contributions to former subsidiary                 --            --            --            --            --      (788,000)

Net (loss)                                                 --            --            --            --            --      (617,786)
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Balance, February 29, 2004                                 --   $        --   $        --   $        --   $        --   $   583,871
                                                  ===========   ===========   ===========   ===========   ===========   ===========





        See accompanying notes to the consolidated financial statements.

                        WYOMING OIL & MINERALS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Year Ended    Year Ended
                                                                            February 29,  February 28,
                                                                                2004          2003
                                                                           ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                            $  (617,786)  $(1,007,482)
     Adjustments to reconcile net (loss) to net cash
        (used in) operating activities:
          Depreciation, depletion and amortization                             196,107       187,951
          Common stock issued in lieu of cash for services                       6,562        48,000
          Common stock issued as a charitable donation                              --        26,250
          Loss on disposition of assets                                         41,787       173,901
          (Increase) decrease in assets:
             Accounts receivable                                                69,213        64,482
             Inventory                                                            (270)       24,870
             Prepaid expense                                                    (2,487)         (953)
             Other assets                                                          433         2,055
          Increase (decrease) in liabilities:
             Accounts payable                                                  (55,082)       68,424
             Accrued expenses and deferred credits                              33,275        (9,128)
                                                                           -----------   -----------
        Net cash (used in) operating activities                               (328,248)     (421,630)
                                                                           -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital contributions to former subsidiary                               (788,000)           --
     Cash payments received from former subsidiary                             210,629            --
     Cash from the acquisition of subsidiary                                        --        18,453
     Cash and marketable securities used to acquire subsidiary                      --      (100,000)
     Proceeds from sale of marketable equity securities                             --        10,862
     Purchase of property and equipment                                       (177,268)     (362,769)
     Proceeds from sale of property and equipment                                   --        66,120
                                                                           -----------   -----------
        Net cash  (used in)  investing activities                             (754,639)     (367,334)
                                                                           -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt                                                         94,849        67,034
     Payment of debt                                                          (248,959)     (187,875)
     Payments received on subscriptions to preferred stock                      12,500       150,000
     Purchase of fractional shares                                                (289)           --
     Proceeds from issuance of common stock                                  1,323,075       192,500
                                                                           -----------   -----------
        Net cash provided by financing activities                            1,181,176       221,659
                                                                           -----------   -----------

DISCONTINUED OPERATIONS                                                         47,906       514,996
                                                                           -----------   -----------

INCREASE (DECREASE) IN CASH                                                    146,195       (52,309)

BEGINNING BALANCE                                                               24,443        76,752
                                                                           -----------   -----------

ENDING BALANCE                                                             $   170,638   $    24,443
                                                                           ===========   ===========

Cash paid for interest                                                     $    50,397   $    66,445
                                                                           ===========   ===========


Supplemental schedule of non-cash investing and financing activities:

     Acquisition of subsidiary                                             $        --   $   570,000
                                                                           ===========   ===========

     Conversion of Bridge Loans to shares of common stock                  $        --   $   632,997
                                                                           ===========   ===========

     Conversion of preferred stock subscription to shares of common stock  $   162,500   $        --
                                                                           ===========   ===========

     Spin-off of New Frontier Energy, Inc.                                 $ 2,039,415   $        --
                                                                           ===========   ===========



         See accompanying notes to the consolidated financial statements

                          WYOMING OIL & MINERALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business
-----------------------------------

Wyoming Oil & Minerals, Inc. (the "Company" or "Wyoming") was incorporated February 23, 1973 under the laws of the state of Wyoming. The Company engaged principally in the exploration, development and production of oil and gas, mainly in Wyoming and Colorado. Effective February 6, 2002 the Company acquired 100% of New Frontier Energy, Inc. ("NFE") and its wholly owned subsidiary, Skyline Resources, Inc. ("Skyline") in a reverse acquisition. The Company acquired Blue Star Acid Services, Inc. ("Blue Star"), a company engaged in the oil and gas well servicing industry, effective April 1, 2002. Effective April 20, 2004, the Company sold the net assets of Blue Star for cash of $1,200,000.

Effective February 28, 2003, the Company transferred its assets and liabilities related to oil and gas production and exploration to its subsidiary, NFE, in anticipation of a spin-off of NFE and its subsidiary, Skyline. A spin-off constitutes a distribution to the Company's shareholders of the subsidiary's stock. The Company declared a dividend of the NFE common stock as of June 30, 2003 and accordingly, discontinued its oil and gas exploration and production activities.

As of and for the year ended February 29, 2004, the Company operated only in the oil and gas well servicing industry. During the year ended February 28, 2003, the Company operated in this industry as well as in the exploration, development and production of oil and gas.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company's remaining subsidiary as of February 29, 2004 is Blue Star. The consolidated financial results of the Company have been restated to reflect the spin-off of NFE and Skyline. Accordingly, the revenues, costs and expenses, and cash flows of NFE and Skyline have been excluded from the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. These items have been reported as "(Loss) from discontinued operations" and "Discontinued operations" in the Consolidated Statements of Operations and Cash Flows.

Revenue Recognition
-------------------

The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Revenue from oil and gas well servicing is recognized upon completion of the services.

                          WYOMING OIL & MINERALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                   (Continued)


Accounts Receivable
-------------------

The Company uses the direct write off method for bad debts, which expenses uncollectible accounts in the period they become uncollectible. Any difference between this method and the allowance method is not material.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Net Income (Loss) per Common Share
----------------------------------

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

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

                          WYOMING OIL & MINERALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                   (Continued)





Depreciation, Depletion and Amortization
----------------------------------------

Depreciation and depletion of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Uncompleted wells and equipment are reflected at the Company's cost and represent costs of drilling and equipping oil and gas wells that are not completed as of the balance sheet date. The costs of unproved leases which become productive are reclassified to proved properties when proved reserves are discovered in the property. Unproved oil and gas interests are carried at original acquisition costs including filing and title fees.

Other Property and Equipment
----------------------------

Other property and equipment consists of land, buildings, furniture, fixtures and equipment and are recorded at cost and, excluding land, are depreciated using the straight-line method over the estimated useful lives. Maintenance and repairs are charged to expense as incurred.

Inventories
-----------

Inventories consist mainly of cement and acid which are carried at lower of cost or market and are held by Blue Star.

Inventories of oil in tanks are carried at lower of cost (specific identification) or market.

Stock-based Compensation
------------------------

The Company has issued shares of its common stock as compensation to non-employees. The Company measures the amount of stock-based compensation based on the fair value of the equity instrument issued or the services or goods provided as of the earlier of (1) the date at which an agreement is reached with the non-employee as to the number of shares to be issued for performance, or (2) the date at which the non-employees' performance is complete.

Fair Value of Financial Instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand. The carrying value of the Company's long-term debt approximates its carrying value as the terms and conditions of the debt reflect current market conditions.

                          WYOMING OIL & MINERALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                   (Continued)





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

Income Taxes
------------

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the liability method of accounting for income taxes. The liability method requires the recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.

Recent Pronouncements
---------------------

The Company implemented SFAS No. 143, "Accounting for Asset Retirement Obligations," effective March 1, 2003. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143 did not have a material effect on the financial statements.

2. SPIN-OFF AND DISCONTINUED OPERATIONS

In June 2003, the Company's Board of Directors approved a dividend in the form of the common stock of its subsidiary, NFE. The dividend was to be paid in the form of one share of NFE common stock for every one share of common stock of Wyoming. However, the Board of Directors of NFE subsequently approved a one-for-four reverse split of NFE common stock. Consequently, the effective dividend rate was one share of NFE common stock for each four shares of Wyoming common stock. In connection with the dividend, NFE filed a Form SB-2 registration statement to register its common stock to be issued as a dividend. The Securities and Exchange Commission approved the registration statement on April 13, 2004, and the shares were distributed to the shareholders. As a result of the dividend, NFE will trade as a separate company. The Company reported the spin-off of NFE as a reduction to additional paid-in capital in the amount of $2,039,415.

                          WYOMING OIL & MINERALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                   (Continued)






The following table summarizes financial information for the discontinued operations for all periods presented:

                                                    Period From           Period From
                                                   March 1, 2003         March 1, 2002
                                                  to February 29,       to February 28,
                                                       2004                  2003
                                                ----------------      -----------------
        Oil and gas sales                       $          7,553      $            690
                                                ================      =================

        Income (loss) before income taxes       $       (147,722)     $       (517,729)
                                                ================      =================

        Net income (loss)                       $       (147,722)     $       (517,729)
                                                =================     =================

Net assets of the discontinued segment consisted of the following assets and liabilities:


        Current assets                                        $   65,130
        Property and equipment, net of accumulated
          depreciation of $99,409                              2,786,299
        Other assets                                              97,322
                                                              ----------
                                                              $2,948,751
                                                              ==========

        Current liabilities                                   $  416,945
        Long-term debt                                           492,391
                                                              ----------
        Total liabilities                                        909,336
                                                              ----------

        Net assets                                            $2,039,415
                                                              ==========


Assets are shown at their net realizable values and liabilities are shown at their face amounts.

                          WYOMING OIL & MINERALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                   (Continued)






3. PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                                              Estimated
                                                        February 29,            Useful
                                                            2004                Lives
                                                       ----------------   ----------------
         Land                                        $           7,264            -
         Building                                               45,630         30 years
         Machinery and equipment                             1,107,967        5-15 years
                                                       ----------------
                                                             1,160,861
         Less accumulated depreciation, depletion
           and amortization                                   (377,749 )
                                                       ----------------

                                                     $         783,112
                                                       ================

4.   NOTES PAYABLE

The Company had outstanding notes payable as follows:

        Note payable to an individual, due on April 30,
        2003, interest at 7%, unsecured                          $  170,000

        Note payable to a bank (line of credit), due May 3,
        2004, interest at 7%, secured by machinery and
        equipment                                                   114,276
                                                                  ----------

                                                                 $  284,276
                                                                  ==========

Subsequent to year end, the note payable to an individual, including accrued interest, was paid in full. The note payable to a bank was included with the sale of Blue Star. See Note 13.

                          WYOMING OIL & MINERALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                   (Continued)




5. LONG-TERM DEBT

The Company had long-term debt as follows:


        Note payable to bank, due in monthly
          payments of $1,097, including interest
          at 4.99%, maturity date October 12, 2006,
          collateralized by a vehicle                 $  32,824

        Note payable to bank, due in monthly
          payments of $1,100 including interest
          at 4.99%, maturity date October 27, 2006,
          collateralized by a vehicle                    32,813

        Note payable to bank, due in monthly
          payments of $627 including interest
          at 6.5%, maturity date January 28, 2008,
          secured by a building                          25,886
                                                       --------
                                                         91,523
        Less current portion                            (29,632)
                                                       --------

                                                       $ 61,891
                                                       ========

Maturities on long-term debt are as follows:

         February 28, 2005        $        29,632
         February 28, 2006                 31,257
         February 28, 2007                 24,034
         February 28, 2008                  6,600
                                     -------------

                                  $        91,523
                                     =============

6. INCOME TAXES

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

                          WYOMING OIL & MINERALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                   (Continued)




The provision (benefit) for income taxes consist of the following components:

                                               2004               2003
                                            ------------       ------------
         Current                            $       ---        $       ---
         Deferred                                   ---                ---

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                     2004              2003
                                               -------------     --------------
        Deferred tax assets:
          Net operating loss carryforwards     $    848,742      $     605,261
        Deferred tax liabilities:
          Cash basis difference                     (16,305)           (51,816)
                                               -------------     --------------
                                                    832,437            553,445
        Less valuation allowance                   (832,437)          (553,445)
                                               -------------     --------------

                                               $          -      $           -
                                               =============     ==============

The change in the deferred tax asset valuation for the year ended February 29, 2004 was an increase of approximately $278,992.

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

         Statutory U.S. federal rate                  34.00 %
         State income taxes                            4.95
                                                 -----------
                                                      38.95 %
                                                 ===========

The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes. The primary differences result from net operating losses.

The Company has a consolidated tax loss carryforward of $2,179,056 which expires through 2023. However, because of the Section 382 limitation, the portion of the Company's total net operating loss carryforward which may be utilized through expiration is not currently known, but it is more likely than not that the tax loss carryforwards will not be utilized.

                          WYOMING OIL & MINERALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                   (Continued)





7. STOCKHOLDERS' EQUITY

On December 15, 2003, the shareholders voted to amend the articles of incorporation of the Company to increase the authorized common stock of the Company from 25,000,000 shares to 50,000,000 shares and voted for a reverse stock split of outstanding common stock on a 1 for 10 basis. The Company had determined that January 19, 2004 was the date of record for the reverse stock split. The financial statements reflect the retroactive application of the reverse stock split on all common share and per share amounts. In connection with the stock split, the Company paid shareholders a total of $289 for fractional shares.

During the year ended February 29, 2004, the Company sold 201,096 shares of its common stock in private placements for proceeds of $1,323,075.

In a separate transaction during the year ended February 29, 2004, the Company issued 820 shares of common stock for services. The shares were valued at their fair market value of $6,562.

In connection with the spin-off of New Frontier during the fiscal year ended February 29, 2004, the Company also made contributions to capital of New Frontier in the amount of $788,000. These payments were recorded as a charge against additional paid in capital.


Preferred Stock
---------------

The Company received subscriptions for 100,000 shares of its no par value Convertible series A Preferred Stock at $5.00 per share on September 30, 2002. As of February 28, 2003, the Company had received cash of $150,000 from the subscriber. The $350,000 subscribed, but not paid, is shown as a reduction of preferred stock equity in the amount of $292,250 with the additional $57,750 shown as a reduction of warrants issued as described below.

In connection with the Preferred Stock transaction, the Company issued a Warrant to purchase one hundred thousand (100,000) shares of its $0.01 par value Common Stock. The warrant could be exercised, in whole or in part, at any time prior to September 30, 2004 at an exercise price of $1.25 per share. The warrants were valued at $82,366, of which $57,750 relating to the unpaid preferred stock subscriptions is shown as a reduction of stockholders' equity. The total purchase price of $500,000, which included the above warrants, was allocated $417,634 to preferred stock and $82,366 to the warrants.

On April 2, 2003, additional cash proceeds of $12,500 were received as payment on the subscription. On May 23, 2003 the subscription was in declared in default, the total cash proceeds of $162,500 were converted to common stock at $10.00 per share and the warrants were cancelled.

8.   COMMITMENTS

The Company is subject to extensive federal, state and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes it is in compliance with existing laws and regulations.

The Company has a bank line of credit up to $120,000. As of February 29, 2004, there was $5,724 of available credit.

                          WYOMING OIL & MINERALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                   (Continued)





9.   IMPAIRMENT OF LONG-LIVED ASSETS

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS No. 144, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties and oilfield service equipment. There were no impairments required for the fiscal years ended February 29, 2004 or February 28, 2003.

10.  MAJOR CUSTOMER

Approximately 50% and 61% of field service revenues were from one customer, Devon Energy Production, for the years ended February 29, 2004 and February 28, 2003, respectively.

11.  MARKET RISK

The Company's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue.

12.  RELATED PARTY TRANSACTIONS

During the years ended February 29, 2004 and February 28, 2003, the Company paid cement hauling costs of $19,586 and $15,739, respectively, to an entity owned by Blue Star's president. During each of the fiscal years ended 2004 and 2003, the Company paid $10,200 for shop rent to Blue Star's president.

As of February 28, 2003, the Company had notes payable to officers totaling approximately $135,000. These notes, plus accrued interest, were paid in full during fiscal 2004.


13.  SUBSEQUENT EVENTS

Effective April 20, 2004 the Company sold the net assets of its subsidiary, Blue Star, for cash proceeds of $1,200,000.

                          WYOMING OIL & MINERALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                   (Continued)



In March 2004, the Company executed a non-binding letter of intent to acquire Truact Americas, Inc., a privately held Delaware corporation engaged in the electronic security business. The letter of intent contemplated that the Company would acquire all the outstanding stock of Truact in exchange for issuance of its common stock. The acquisition was subject to several conditions including the execution of a definitive agreement and continuing due diligence by both companies. In connection with the letter of intent, the Company received a cash deposit of $50,000 to cover its legal and due diligence expenses. In the course of its investigation, the Company determined that the proposed acquisition is not consistent with its business plan, and has terminated the letter of intent and any further discussions related to the acquisition.