Form 10QSB
period 2004-05-31
WYOMING OIL & MINERALS INC
filed 2004-07-20
CIK 108729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period ended: May 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to
                                    --------   ------

                          Commission file number 0-7919


                          Wyoming Oil & Minerals, Inc.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)


                   Wyoming                               83-0217330
                   -------                               ----------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


        5525 Erindale Drive, Suite 201, Colorado Springs, Colorado 80918
        ----------------------------------------------------------------
                    (Address of principal executive offices)


                                 (719) 260-8509
                                 --------------
                           (Issuer's telephone number)


                                      N/A
                                      ---
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]
    ---     ---


As of July 14, 2004, 1,297,567 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]   No  [X]
                                                    ---       ---

                          WYOMING OIL & MINERALS, INC.


                                      Index

                                                                            Page
                                                                            ----

Part I -  FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheet (unaudited) at May 31, 2004             1

          Consolidated Statements of Operations
          (unaudited) for the three months ended May 31, 2004 and 2003       2

          Consolidated Condensed Statements of Cash Flows (unaudited)
          for the three months ended May 31, 2004 and 2003                   3

          Notes to Consolidated Financial Statements (unaudited)             4

Item 2.   Management's Discussion and Analysis                               6

Item 3.   Controls and Procedures                                            9

Part II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   9

SIGNATURES                                                                  10

                          WYOMING OIL & MINERALS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2004
                                    UNAUDITED

                                     ASSETS

CURRENT ASSETS
     Cash                                                           $   762,361
     Prepaid expense                                                    105,987
                                                                    -----------
           Total current assets                                         868,348
                                                                    -----------

PROPERTY AND EQUIPMENT, net                                              87,723
                                                                    -----------

                                                                    $   956,071
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $    10,148
     Accrued expenses                                                    49,716
     Current portion of long-term debt                                   23,922
                                                                    -----------
           Total current liabilities                                     83,786
                                                                    -----------

LONG-TERM DEBT                                                           35,953
                                                                    -----------

STOCKHOLDERS' EQUITY
     Preferred stock, 2,000,000 shares authorized,
         no par value, none issued or outstanding                            --
     Common stock, 50,000,000 shares authorized,
         $.01 par value, 1,297,567 shares issued and outstanding         12,976
     Additional paid in capital                                       2,852,537
     Accumulated (deficit)                                           (2,029,181)
                                                                    -----------
                                                                        836,332
                                                                    -----------

                                                                    $   956,071
                                                                    ===========





     See accompanying notes to the unaudited consolidated financial statements.


                          WYOMING OIL & MINERALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                        Three Months       Three Months
                                                             Ended             Ended
                                                            May 31,           May 31,
                                                             2004               2003
                                                         -----------       -----------
Revenues                                                 $        --       $        --
                                                         -----------       -----------

Operating expenses
       General and administrative                            320,574           137,663
       Stock compensation                                     20,486                --
       Depreciation                                            2,320               350
                                                         -----------       -----------
            Total operating expenses                         343,380           138,013
                                                         -----------       -----------

(Loss) from operations                                      (343,380)         (138,013)
                                                         -----------       -----------

Other income (expense)
       Miscellaneous income                                   53,486                --
       Interest income                                           667                --
       Interest expense                                      (26,935)           (5,192)
                                                         -----------       -----------
            Other income (expense), net                       27,218            (5,192)
                                                         -----------       -----------

Income (loss) before income taxes                           (316,162)         (143,205)

Income tax (benefit)
       Current                                                    --                --
       Deferred                                                   --                --
                                                         -----------       -----------
                                                                  --                --
                                                         -----------       -----------

Income (loss) from continuing operations                    (316,162)         (143,205)

Gain on sale of assets of discontinued operation             461,663                --
(Loss) from discontinued operations                          (18,040)         (114,937)
                                                         -----------       -----------

Net income (loss)                                        $   127,461       $  (258,142)
                                                         ===========       ===========


Net income (loss) per common share
       Continuing operations                             $     (0.24)      $     (0.13)
       Discontinued operations                                  0.34             (0.11)
                                                         -----------       -----------
          Basic and diluted                              $      0.10       $     (0.24)
                                                         ===========       ===========

Weighted average shares outstanding
       Basic and diluted                                   1,290,388         1,077,427
                                                         ===========       ===========




      See accompanying notes to the unaudited consolidated financial statements.



                          WYOMING OIL & MINERALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                 Three Months        Three Months
                                                                    Ended               Ended
                                                                   May 31,             May 31,
                                                                    2004                2003
                                                                 -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net cash used in operating activities                     $  (327,112)       $  (229,492)
                                                                  -----------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of subsidiary assets                        1,200,000                 --
                                                                  -----------        -----------
        Net cash provided by investing activities                   1,200,000                 --
                                                                  -----------        -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
        Net cash provided by (used in) financing activities          (170,000)           467,250
                                                                  -----------        -----------

DISCONTINUED OPERATIONS                                               (33,649)            52,970
                                                                  -----------        -----------


INCREASE IN CASH                                                      669,239            290,728

BEGINNING BALANCE                                                      93,122             10,764
                                                                  -----------        -----------

ENDING BALANCE                                                    $   762,361        $   301,492
                                                                  ===========        ===========


Cash paid for interest                                            $    26,935        $     6,292
                                                                  ===========        ===========



      See accompanying notes to the unaudited consolidated financial statements.

                          WYOMING OIL & MINERALS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2004


1.   Summary of Significant Accounting Policies
     ------------------------------------------

Organization and Nature of Business
-----------------------------------

Wyoming Oil & Minerals, Inc. (the "Company" or "Wyoming") was incorporated February 23, 1973 under the laws of the state of Wyoming. The Company engaged principally in the exploration, development and production of oil and gas, mainly in Wyoming and Colorado. Effective February 6, 2002 the Company acquired 100% of New Frontier Energy, Inc. ("NFE") and its wholly owned subsidiary, Skyline Resources, Inc. ("Skyline") in a reverse acquisition. The Company acquired Blue Star Acid Service, Inc. ("Blue Star"), a company engaged in the oil and gas well servicing industry, effective April 1, 2002.

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

Effective April 20, 2004, the Company sold the net assets of Blue Star for cash of $1,200,000 (see Note 3).

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its remaining subsidiary Blue Star, a wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated. The consolidated financial results of the Company have been restated to reflect the spin-off of NFE and Skyline, and the sale of the assets of Blue Star. Accordingly, the revenues, costs, expenses, and cash flows of NFE, Skyline and Blue Star have been excluded from the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. These items have been reported as "(Loss) from discontinued operations" and "Discontinued operations" in the Consolidated Statements of Operations and Cash Flows.

Unaudited Statements
--------------------

The financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financials statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at February 29, 2004 included in the Company's Form 10-KSB.

Reclassifications
-----------------

Certain amounts reported in the Company's financial statements for the quarter ended May 31, 2003 have been reclassified to conform to the current year presentation.

2.   Common Stock
     ------------

Issuance of Common Stock
------------------------

On April 2, 2004, the Company issued 20,000 shares of its common stock as consideration for a consulting agreement. The agreement provides for corporate development and strategic management consulting services to be provided over the period of one year. The closing price of the common stock on the effective date of the agreement, April 2, 2004, was $6.25. Prepaid consulting expenses of $125,000 have been recorded at May 31, 2004 of which $20,486 has been expensed to operations.

Reverse Stock Split
-------------------

On December 15, 2003, the shareholders voted to amend the articles of incorporation of the Company to increase the authorized common stock of the Company from 25,000,000 shares to 50,000,000 shares and voted for a reverse stock split of outstanding common stock on a 1-for-10 basis. The financial statements reflect the retroactive application of the reverse stock split on all common shares and per share amounts.

3.   Sale of Assets
     --------------

Effective April 20, 2004 the Company sold the net assets of its subsidiary, Blue Star Acid Service, Inc., for cash proceeds of $1,200,000. The Company recognized a gain on the sale of $461,663.

4.   Commitment
     ----------

On April 29, 2004, the Company entered into an agreement for the lease of office space at the rate of $1,182 per month for a period of one year from May 1, 2004 to April 30, 2005.

5.   Other Matters
     -------------

In March 2004, the Company executed a non-binding letter of intent to acquire Truact Americas, Inc., a privately held Delaware corporation engaged in the electronic security business. The letter of intent contemplated that the Company would acquire all the outstanding stock of Truact in exchange for issuance of its common stock. The acquisition was subject to several conditions including the execution of a definitive agreement and continuing due diligence by both companies. In connection with the letter of intent, the Company received a non-refundable cash deposit of $50,000 to cover its legal and due diligence expenses. In the course of its investigation, the Company determined that the proposed acquisition was not consistent with its business plan, and has terminated the letter of intent and any further discussions related to the acquisition.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

General

     The following discussion and analysis covers the financial condition of Wyoming Oil & Minerals, Inc. ("we" or the "Company") at May 31, 2004, changes in our financial condition since fiscal year end February 29, 2004, and a comparison of our results of operations for the three months ended May 31, 2004 to the same periods for the prior fiscal year. This information should be read in conjunction with our Annual Report on Form 10-KSB for the year ended February 29, 2004, including the audited financial statements contained therein. Reference is also made to any agreements filed by the Company with this report or incorporated herein by reference, as the description of these agreements are not necessarily complete.

     Effective April 20, 2004, we sold the net assets of our subsidiary, Blue Star Acid Service, Inc., for cash of $1,200,000. As a result, we have disposed of all oil and gas operations. In the financial statements included in this report, the revenues, costs, expenses and cash flows of our former subsidiary New Frontier Energy, Inc. and Blue Star have been excluded from the results of operations and statement of cash flows. These items have been reported as "(Loss) from discontinued operations" and "Discontinued Operations" in the statements of operations and cash flows. See Note 1 to the unaudited consolidated financial statements.

Liquidity and Capital Resources

     Our liquidity and capital resources improved significantly from fiscal year end to May 31, 2004 as a result of the sale of the Blue Star assets. Working capital increased to $784,562, an increase of $922,412 from fiscal year end. The assets of Blue Star were sold for cash, of which $170,000 was used to satisfy outstanding debt. As a result, our cash increased $669,239 during the three months ended May 31, 2004 after taking into account cash used in operating activities.

     The operations of our Blue Star subsidiary historically provided cash to offset our investing activities and our other operations. However, due to certain factors described in detail in our annual report on Form 10-KSB, we sold the assets of that subsidiary in April 2004. Accordingly, we are left with cash to investigate and undertake one or more transactions which we hope will increase shareholder value. Our investigations to date have included companies operating both within and outside the oil and gas industry and are primarily designed to take advantage of our perceived value as a public company. See our annual report on Form 10-KSB for an explanation of certain factors possibly affecting these investigations.

     Current capital requirements include general and administrative expenses, including the fees and expenses incident to investigation of acquisition candidates and the completion of any transaction. Future, recurring general and administrative expenses are primarily salaries payable to our executive officers. Such amounts total $18,000 per month in the aggregate ($9,000 each) and, in the event the employee was terminated without cause or resigned in connection with a merger, acquisition or similar corporate restructuring, would include a severance payment equal to the compensation remaining on each employment agreement through their expiration in March 2006.

     Expenses incident to investigation and completion of any acquisition are unpredictable. These fees and expenses might include, by way of example only, travel and due diligence incident to the investigation of any potential acquisition candidates, legal and accounting fees necessary to prepare and finalize any transaction documents. Any cash remaining upon finalization of an acquisition may be available to supplement the operations of those assets.

Results of Operation

     For the three months ended May 31, 2004, we reported net income of $127,461, or $.10 per share, on no revenue. Our total net income includes a net loss from continuing operations of $316,162, a gain on sale of assets of discontinued operations of $461,663 and a loss from discontinued operations of $18,040. Our net income for the first three months of this year compares to a net loss of $258,142 for the three months ended May 31, 2003. During that quarter, the loss from continuing operations was $143,205 and the loss from discontinued operations was $114,937.

     The increase in the loss from continuing operations for the first quarter of this year compared to last is primarily attributable to an increase in the general and administrative expenses during the first quarter of this year. We reported no revenue during either quarter to offset the operating expenses, as any revenue was attributable to Blue Star and is now included in discontinued operations. The increase in general and administrative expenses is discussed more fully below.

     The decrease in the loss from discontinued operations for the first quarter of this year compared to last is attributable to the fact that we disposed of our oil and gas exploration and development subsidiary effective June 2003. That subsidiary generated a loss in the first quarter of last year, the absence of which during the first quarter of this year reduced the loss.

     Other income resulted from a non-refundable earnest money deposit of $50,000 received in connection with a proposed acquisition that was not consummated, partially offset by interest expense of $26,935. Offsetting other income were operating expenses of $343,380. Foremost among the operating expenses was general and administrative of $320,574. That amount, in turn, includes salaries in the amount of $105,418 and additional compensation of $120,000 paid in conjunction with the sale of Blue Star plus related payroll expenses. Also included in operating expenses was stock compensation of $20,486 arising from a consulting fee. Remaining stock compensation expense of $104,514 related to the consulting agreement will be amortized over the remaining term of the agreement.

     The biggest factor contributing to net income for the quarter was the gain on sale of disposition of the Blue Star assets. However, that was a one-time event and will not be repeated, as we have now disposed of all of our operating assets.

For the balance of the fiscal year, and until we complete one or more acquisitions, we expect to incur losses from operations, as we have no revenue-generating assets. We are unable to predict when, if at all, an acquisition will be completed.

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

     o    The extent and duration of the recent economic downturn;

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

     o    The volatility of our stock price; and

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

Item 3.  Controls and Procedures

     (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of May 31, 2004, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic filings with the SEC.

     (b) There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits: The following exhibits are filed with this report:

          10.5  Form of Executive Employment Agreement dated March 2003.

          31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

          31.2 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

          32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

          We filed a Form 8-K dated March 3, 2004 reporting other events.

          We filed a Form 8-K dated March 23, 2004 reporting other events.

          We filed a Form 8-K dated April 20, 2004 reporting acquisition or disposition of assets.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          Wyoming Oil & Minerals, Inc.


Date: July 19, 2004       By: /s/ Bill M. Conrad
                              --------------------------------------------------
                              Bill M. Conrad, President, Principal Financial and Accounting Officer and Treasurer