Form 10QSB
period 2004-08-31
WYOMING OIL & MINERALS INC
filed 2004-10-15
CIK 108729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                              Washington D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended:  August 31, 2004

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________  to  ___________

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

As of October 12, 2004, 1,297,562 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]

                          WYOMING OIL & MINERALS, INC.


                                      Index

                                                                         Page
                                                                         ----

Part I - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheet (unaudited) at August 31, 2004       1

           Consolidated Statements of Operations (unaudited)
           for the three months ended August 31, 2004 and 2003             2

           Consolidated Statements of Operations (unaudited)
           for the six months ended August 31, 2004 and 2003               3

           Consolidated Statements of Cash Flows (unaudited)
           for the  six months ended August 31, 2004 and 2003              4

           Notes to Consolidated Financial Statements (unaudited)          5

Item 2.    Management's Discussion and Analysis                            8

Item 3.    Controls and Procedures                                        11

Part II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                12

                          WYOMING OIL & MINERALS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2004
                                    UNAUDITED



                                     ASSETS

CURRENT ASSETS
     Cash                                                           $   596,332
     Prepaid expense                                                        871
                                                                    -----------
          Total current assets                                          597,203
                                                                    -----------

PROPERTY AND EQUIPMENT, net                                              82,561
                                                                    -----------

OTHER ASSETS
     Security Deposit                                                     1,350
                                                                    -----------

                                                                    $   681,114
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $    14,406
     Accrued expenses                                                    29,426
     Current portion of long-term debt                                   23,922
                                                                    -----------
          Total current liabilities                                      67,754
                                                                    -----------

LONG-TERM DEBT                                                           30,094
                                                                    -----------

STOCKHOLDERS' EQUITY
     Preferred stock, 2,000,000 shares authorized,
         no par value, none issued or outstanding                            --
     Common stock, 50,000,000 shares authorized,
         $.01 par value, 1,297,562 shares issued and outstanding         12,976
     Additional paid in capital                                       2,852,537
     Deferred stock compensation                                        (73,264)
     Accumulated (deficit)                                           (2,208,983)
                                                                    -----------
                                                                        583,266
                                                                    -----------

                                                                    $   681,114
                                                                    ===========





   See accompanying notes to the unaudited consolidated financial statements.

                          WYOMING OIL & MINERALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                        Three         Three
                                                     Months Ended  Months Ended
                                                       August 31,    August 31,
                                                         2004          2003
                                                      -----------   -----------

Revenues                                              $        --   $        --
                                                      -----------   -----------

Operating expenses
       General and administrative                         144,055       109,933
       Stock compensation                                  31,250            --
       Depreciation                                         5,163            --
                                                      -----------   -----------
            Total operating expenses                      180,468       109,933
                                                      -----------   -----------

(Loss) from operations                                   (180,468)     (109,933)
                                                      -----------   -----------

Other income (expense)
       Interest income                                      1,384            --
       Interest expense                                      (718)       (4,278)
                                                      -----------   -----------
            Other income (expense), net                       666        (4,278)
                                                      -----------   -----------

(Loss) before income taxes                               (179,802)     (114,211)
                                                      -----------   -----------

Income tax (benefit)                                           --            --
                                                      -----------   -----------

(Loss) from continuing operations                        (179,802)     (114,211)

Income from discontinued operations, net of tax                --       120,286
                                                      -----------   -----------

Net income (loss)                                     $  (179,802)  $     6,075
                                                      ===========   ===========


Net income (loss) per common share
       Continuing operations                          $     (0.14)  $     (0.10)
       Discontinued operations                                 --          0.11
                                                      -----------   -----------
          Basic and diluted                           $     (0.14)  $      0.01
                                                      ===========   ===========

Weighted average shares outstanding
       Basic and diluted                                1,297,562     1,151,760
                                                      ===========   ===========






   See accompanying notes to the unaudited consolidated financial statements.

                          WYOMING OIL & MINERALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                               Six Months   Six Months
                                                                  Ended       ended
                                                               August 31,    August 31,
                                                                  2004         2003
                                                              -----------   -----------
Revenues                                                      $        --   $        --
                                                              -----------   -----------

Operating expenses
       General and administrative                                 464,629       247,946
       Stock compensation                                          51,736            --
       Depreciation                                                 7,483            --
                                                              -----------   -----------
            Total operating expenses                              523,848       247,946
                                                              -----------   -----------

(Loss) from operations                                           (523,848)     (247,946)
                                                              -----------   -----------

Other income (expense)
       Miscellaneous income                                        53,486            --
       Interest income                                              2,051            --
       Interest expense                                           (27,653)       (9,470)
                                                              -----------   -----------
            Other income (expense), net                            27,884        (9,470)
                                                              -----------   -----------

(Loss) before income taxes                                       (495,964)     (257,416)
                                                              -----------   -----------

Income tax (benefit)                                                   --            --
                                                              -----------   -----------

(Loss) from continuing operations                                (495,964)     (257,416)

Gain on sale of assets of discontinued operation, net of tax      461,663            --
Income (loss) from discontinued operations, net of tax            (18,040)        5,349
                                                              -----------   -----------

Net (loss)                                                    $   (52,341)  $  (252,067)
                                                              ===========   ===========


Net income (loss) per common share
       Continuing operations                                  $     (0.38)  $     (0.23)
       Discontinued operations                                       0.34          0.00
                                                              -----------   -----------
          Basic and diluted                                   $     (0.04)  $     (0.23)
                                                              ===========   ===========

Weighted average shares outstanding
       Basic and diluted                                        1,293,975     1,118,500
                                                              ===========   ===========





   See accompanying notes to the unaudited consolidated financial statements.


                          WYOMING OIL & MINERALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                 Six Months    Six Months
                                                                   Ended         Ended
                                                                  August 31,    August 31,
                                                                    2004          2003
                                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net cash provided by (used in) operating activities          $  (487,282)  $   218,453
                                                                 -----------   -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of subsidiary assets                        1,200,000            --
                                                                 -----------   -----------
      Net cash provided by investing activities                    1,200,000            --
                                                                 -----------   -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Net cash (used in) financing activities                       (175,859)      (39,255)
                                                                 -----------   -----------

DISCONTINUED OPERATIONS                                              (33,649)        7,196
                                                                 -----------   -----------


INCREASE IN CASH                                                     503,210       186,394

BEGINNING BALANCE                                                     93,122        10,764
                                                                 -----------   -----------

ENDING BALANCE                                                   $   596,332   $   197,158
                                                                 ===========   ===========


Cash paid for interest                                           $    27,653   $     9,470
                                                                 ===========   ===========










    See accompanying notes to the unaudited consolidated financial statements

                          WYOMING OIL & MINERALS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004


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

Effective April 20, 2004, the Company sold certain of the net assets of Blue Star for cash of $1,200,000 (see Note 3). The name of Blue Star was changed to BSAS, Inc. ("BSAS") subsequent to the sale.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its remaining subsidiary BSAS, a wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated. The consolidated financial results of the Company have been restated to reflect the spin-off of NFE and Skyline, and the sale of certain of the net assets of Blue Star. Accordingly, the revenues, costs, expenses, and cash flows of NFE, Skyline and Blue Star have been excluded from the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. These items have been reported as "Income
(loss) from discontinued operations" and "Discontinued operations" in the Consolidated Statements of Operations and Cash Flows.

Unaudited Statements
--------------------

The Company has prepared the financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financials statements include all of the adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at February 29, 2004 included in the Company's Form 10-KSB.

                          WYOMING OIL & MINERALS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004




Reclassifications
-----------------

Certain amounts reported in the Company's financial statements for the three and six months ended August 31, 2003 have been reclassified to conform to the current presentation.

2.   Common Stock
     ------------

Issuance of Common Stock
------------------------

On April 2, 2004, the Company issued 20,000 shares of its common stock as consideration for a consulting agreement. The agreement provides for corporate development and strategic management consulting services to be provided over the period of one year. The closing price of the common stock on the effective date of the agreement, April 2, 2004, was $6.25, and the Company recognized deferred stock compensation of $125,000. Amortization expenses of $31,250 and $51,736, respectively, have been expensed to operations for the three and six months ended August 31, 2004.

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

3.   Sale of Assets
     --------------

Effective April 20, 2004 the Company sold certain net assets of its subsidiary, Blue Star Acid Service, Inc., for cash proceeds of $1,200,000. The Company recognized a gain on the sale of $461,663.

4.   Commitment
     ----------

On April 29, 2004, the Company entered into an agreement for the lease of office space at the rate of $1,182 per month for a period of one year from May 1, 2004 to April 30, 2005.

5.   Other Matters
     -------------

In March 2004, the Company executed a non-binding letter of intent to acquire Truact Americas, Inc., a privately held Delaware corporation engaged in the electronic security business. The letter of intent contemplated that the Company would acquire all the outstanding stock of Truact in exchange for issuance of

                          WYOMING OIL & MINERALS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004


its common stock. The acquisition was subject to several conditions including the execution of a definitive agreement and continuing due diligence by both companies. In connection with the letter of intent, the Company received a non-refundable cash deposit of $50,000 to cover its legal and due diligence expenses. In the course of its investigation, the Company determined that the proposed acquisition was not consistent with its business plan, and has terminated the letter of intent and any further discussions related to the acquisition. The deposit amount of $50,000 has been included in Miscellaneous income for the six months ended August 31, 2004.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

General

     The following discussion and analysis covers the financial condition of Wyoming Oil & Minerals, Inc. ("we" or the "Company") at August 31, 2004, changes in our financial condition since fiscal year end February 29, 2004, and a comparison of our results of operations for the three and six months ended August 31, 2004 to the same periods for the prior fiscal year. This information should be read in conjunction with our Annual Report on Form 10-KSB for the fiscal year ended February 29, 2004, including the audited financial statements contained therein. Reference is also made to any agreements filed by the Company with this report or incorporated herein by reference, as the description of these agreements in this report may not necessarily be complete.

     Effective April 20, 2004, we sold certain net assets of our subsidiary, Blue Star Acid Service, Inc., for cash of $1,200,000. As a result, we have disposed of all oil and gas operations. In the financial statements included in this report, the revenues, costs, expenses and cash flows of our former subsidiary New Frontier Energy, Inc., its who1ly owned subsidiary, Skyline Resources, Inc., and Blue Star have been excluded from the results of operations and statement of cash flows. These items have been reported as "Income (Loss) from discontinued operations" and "Discontinued Operations" in the statements of operations and cash flows. See Note 1 to the unaudited consolidated financial statements.


Liquidity and Capital Resources

     Our liquidity and capital resources improved significantly from fiscal year end to August 31, 2004 as a result of the sale of the Blue Star assets, although our working capital declined slightly in the second quarter ended August 31, 2004 as a result of cash applied to operations. Working capital at August 31, 2004 was $602,713, an increase of $740,563 from fiscal year end. The assets of Blue Star were sold for cash, of which $170,000 was used to satisfy outstanding debt and the balance added to our working capital. As a result, our cash increased $503,210 during the six months ended August 31, 2004 after taking into account cash used in operating and financing activities.

     Our remaining cash will be used to investigate and undertake one or more transactions which we hope will increase shareholder value. Our investigations to date have included companies operating both within and outside the oil and gas industry and are primarily designed to take advantage of our perceived value as a public company. During the first quarter of our current fiscal year, we received a $50,000 nonrefundable earnest money deposit in connection with a proposed acquisition. However, that acquisition was not completed and the $50,000 is included as "Miscellaneous Income" in our Statement of Operations for the six months ended August 31, 2004. See our annual report on Form 10-KSB for an explanation of certain factors possibly affecting our investigations and future acquisitions.

     Current capital requirements include general and administrative expenses, including the fees and expenses incident to investigation of acquisition candidates and the completion of any transaction. Future, recurring general and administrative expenses are primarily salaries payable to our executive officers.

     Expenses incident to investigation and completion of any acquisition are unpredictable. These fees and expenses might include, by way of example only, travel and due diligence incident to the investigation of any potential acquisition candidates, legal and accounting fees necessary to prepare and finalize any transaction documents. Any cash remaining upon finalization of an acquisition may be available to supplement the operations of those assets and or satisfy any outstanding debts or obligations of the Company.


Results of Operation

     For the six months ended August 31, 2004, we reported a net loss of $52,341, or $.04 per share, on no revenue. This compares to a net loss of $252,067, or $.23 per share, for the six months ended August 31, 2003. Our net loss for the first six months of fiscal 2005 includes a loss from continuing operations of $495,964, a gain on sale of assets of discontinued operations of $461,663 and a loss from discontinued operations of $18,040.

     For the three months ended August 31, 2004, we reported a net loss of $179,802, or $.14 per share, compared to a net income of $6,075 or $.01 per share for the comparable period of the prior year. Our results for the comparable three months of last year include income of $120,286 from discontinued operations. Our results for the second quarter of this year did not include discontinued operations, as we sold Blue Star in April 2004.

     The increase in the loss from continuing operations for the quarter and first six months of this year compared to last year is primarily attributable to an increase in the general and administrative expenses during the current year. We reported no revenue during either quarter to offset those expenses, as any revenue was attributable to Blue Star and is now included in discontinued operations. The increase in general and administrative expenses is primarily compensation payments to our officers.

     As discussed above, other income for the first six months of the current year resulted from a non-refundable earnest money deposit received in connection with a proposed acquisition that was not consummated, partially offset by interest expense of $27,653. Offsetting other income were operating expenses of $523,848. Included in operating expenses was stock compensation of $51,736, representing the amortization of a consulting fee paid in the first quarter which is being amortized over the life of the engagement. Remaining stock compensation expense of $73,264 related to the consulting agreement will be amortized over the remaining seven months of the agreement.

     A large factor which reduced the net loss for the six months was the gain on sale of disposition of the Blue Star assets in the amount of $461,663. However, that was a one-time event and will not be repeated, as we have now disposed of all of our operating assets.

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

     o    The volatility of our stock price.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

Item 3.  Controls and Procedures

     (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of August 31, 2004, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic filings with the SEC.

     (b) There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits: The following exhibits are filed with this report:

          31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

          31.2 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

          32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K: We did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Wyoming Oil & Minerals, Inc.


Date: October 14, 2004                By: /s/ Bill M. Conrad
                                          --------------------------------------
                                          Bill M. Conrad, President,
                                          Principal Financial and
                                          Accounting Officer and Treasurer