Form 10QSB
period 2004-11-30
WYOMING OIL & MINERALS INC
filed 2005-01-18
CIK 108729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period ended:  November 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    --------------


                          Commission file number 0-7919


                           Wyoming Oil & Minerals, Inc.
           ------------------------------------------------------------
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

                                      N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

As of January 14, 2005 1,297,562 shares of common stock were outstanding.


Transitional Small Business Disclosure Format:  Yes [ ]   No [X]
                                                    ---      ---

                          WYOMING OIL & MINERALS, INC.


                                      Index

                                                                            Page

Part I - FINANCIAL INFORMATION

Item 1.     Consolidated Balance Sheet (unaudited) at November 30, 2004        1

            Consolidated Statements of Operations (unaudited)
            for the three months ended November 30, 2004 and 2003              2

            Consolidated Statements of Operations (unaudited)
            for the nine months ended November 30, 2004 and 2003               3

            Consolidated Statements of Cash Flows (unaudited) for the
            nine months ended November 30, 2004 and 2003                       4

            Notes to Consolidated Financial Statements (unaudited)             5

Item 2.     Management's Discussion and Analysis                               8

Item 3.     Controls and Procedures                                           11

Part II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                    12

                          WYOMING OIL & MINERALS, INC.
                           CONSOLIDATED BALANCE SHEET
                                NOVEMBER 30, 2004
                                    UNAUDITED



                                     ASSETS

CURRENT ASSETS
     Cash                                                           $   444,242
     Accounts receivable                                                    450
     Prepaid expense                                                        571
                                                                    -----------
          Total current assets                                          445,263
                                                                    -----------

PROPERTY AND EQUIPMENT, net                                              87,022
                                                                    -----------

OTHER ASSETS
     Security deposit                                                     1,350
                                                                    -----------

                                                                    $   533,635
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $    11,712
     Accrued expenses                                                    27,466
     Current portion of long-term debt                                   23,922
                                                                    -----------
          Total current liabilities                                      63,100
                                                                    -----------

LONG-TERM DEBT                                                           24,159
                                                                    -----------

STOCKHOLDERS' EQUITY
     Preferred stock, 2,000,000 shares authorized,
         no par value, none issued or outstanding                            --
     Common stock, 50,000,000 shares authorized,
         $.01 par value, 1,297,562 shares issued and outstanding         12,976
     Additional paid in capital                                       2,852,537
     Deferred stock compensation                                        (42,014)
     Accumulated (deficit)                                           (2,377,123)
                                                                    -----------
                                                                        446,376
                                                                    -----------

                                                                    $   533,635
                                                                    ===========





  See accompanying notes to the unaudited consolidated financial statements.

                          WYOMING OIL & MINERALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED



                                                        Three           Three
                                                     Months Ended   Months Ended
                                                     November 30,   November 30,
                                                         2004           2003
                                                     -----------    -----------

Revenues                                             $        --    $        --
                                                     -----------    -----------

Operating expenses
       General and administrative                        131,982        185,526
       Stock compensation                                 31,250             --
       Depreciation                                        5,324             --
                                                     -----------    -----------
            Total operating expenses                     168,555        185,526
                                                     -----------    -----------

(Loss) from operations                                  (168,555)      (185,526)
                                                     -----------    -----------

Other income (expense)
       Interest income                                     1,074             --
       Interest expense                                     (659)        (3,287)
                                                     -----------    -----------
            Other income (expense), net                      415         (3,287)
                                                     -----------    -----------

(Loss) before income taxes                              (168,140)      (188,813)
                                                     -----------    -----------

Income tax (benefit)                                          --             --
                                                     -----------    -----------

(Loss) from continuing operations                       (168,140)      (188,813)

Income from discontinued operations, net of tax               --         94,855
                                                     -----------    -----------

Net (loss)                                           $  (168,140)   $   (93,958)
                                                     ===========    ===========


Net income (loss) per common share
       Continuing operations                         $     (0.13)   $     (0.16)
       Discontinued operations                                --           0.11
                                                     -----------    -----------
          Basic and diluted                          $     (0.13)   $     (0.08)
                                                     ===========    ===========

Weighted average shares outstanding
       Basic and diluted                               1,297,562      1,204,754
                                                     ===========    ===========




   See accompanying notes to the unaudited consolidated financial statements.


                          WYOMING OIL & MINERALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED



                                                               Nine Months     Nine Months
                                                                  Ended          Ended
                                                               November 30,   November 30,
                                                                   2004           2003
                                                               -----------    -----------
Revenues                                                       $        --    $        --
                                                               -----------    -----------

Operating expenses
       General and administrative                                  596,610        433,473
       Stock compensation                                           82,986             --
       Depreciation                                                 12,806             --
                                                               -----------    -----------
            Total operating expenses                               692,402        433,473
                                                               -----------    -----------

(Loss) from operations                                            (692,402)      (433,473)
                                                               -----------    -----------

Other income (expense)
       Miscellaneous income                                         53,486             --
       Interest income                                               3,124             --
       Interest expense                                            (28,312)       (12,757)
                                                               -----------    -----------
            Other income (expense), net                             28,298        (12,757)
                                                               -----------    -----------

(Loss) before income taxes                                        (664,104)      (446,230)
                                                               -----------    -----------

Income tax (benefit)                                                    --             --
                                                               -----------    -----------

(Loss) from continuing operations                                 (664,104)      (446,230)

Gain on sale of assets of discontinued operation, net of tax       461,663             --
Income (loss) from discontinued operations, net of tax             (18,040)       100,204
                                                               -----------    -----------

Net (loss)                                                     $  (220,481)   $  (346,026)
                                                               ===========    ===========


Net income (loss) per common share
       Continuing operations                                   $     (0.51)   $     (0.37)
       Discontinued operations                                        0.34           0.08
                                                               -----------    -----------
          Basic and diluted                                    $     (0.17)   $     (0.29)
                                                               ===========    ===========

Weighted average shares outstanding
       Basic and diluted                                         1,295,162      1,192,589
                                                               ===========    ===========



   See accompanying notes to the unaudited consolidated financial statements.


                          WYOMING OIL & MINERALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED



                                                               Nine Months    Nine Months
                                                                  Ended          Ended
                                                               November 30,   November 30,
                                                                   2004           2003
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net cash (used in) operating activities               $  (623,652)   $  (341,511)
                                                              -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of furniture and fixtures                            (9,785)
     Proceeds from sale of subsidiary assets                    1,200,000             --
                                                              -----------    -----------
        Net cash provided by investing activities               1,190,215             --
                                                              -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
        Net cash provided by (used in) financing activities      (181,794)       469,212
                                                              -----------    -----------

DISCONTINUED OPERATIONS                                           (33,649)        50,871
                                                              -----------    -----------


INCREASE IN CASH                                                  351,120        178,572

BEGINNING BALANCE                                                  93,122         10,764
                                                              -----------    -----------

ENDING BALANCE                                                $   444,242    $   189,336
                                                              ===========    ===========


   See accompanying notes to the unaudited consolidated financial statements.

                          WYOMING OIL & MINERALS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004


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

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its remaining subsidiary BSAS, a wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated. The consolidated financial results of the Company have been restated to reflect the spin-off of NFE and Skyline, and the sale of certain of the net assets of Blue Star. Accordingly, the revenues, costs, expenses, and cash flows of NFE, Skyline and Blue Star have been excluded from the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. These items have been reported as discontinued operations in the Consolidated Statements of Operations and Cash Flows.

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

                          WYOMING OIL & MINERALS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004



Reclassifications
-----------------

Certain amounts reported in the Company's financial statements for the three and nine months ended November 30, 2003 have been reclassified to conform to the current presentation.

2.   Common Stock
     ------------

Issuance of Common Stock
------------------------

On April 2, 2004, the Company issued 20,000 shares of its common stock as consideration for a consulting agreement. The agreement provides for corporate development and strategic management consulting services to be provided over the period of one year. The closing price of the common stock on the effective date of the agreement, April 2, 2004, was $6.25, and the Company recognized deferred stock compensation of $125,000. Amortization expense of $31,250 and $82,986 respectively, have been expensed to operations for the three and nine months ended November 30, 2004.

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

3.   Sale of Assets
     --------------

Effective April 20, 2004 the Company sold certain net assets of its subsidiary, Blue Star Acid Service, Inc., for cash proceeds of $1,200,000. The Company recognized a gain on the sale of $461,663, net of income taxes of $0.


4.   Commitment
     ----------

On April 29, 2004, the Company entered into an agreement for the lease of office space at the rate of $1,182 per month for a period of one year from May 1, 2004 to April 30, 2005.

                          WYOMING OIL & MINERALS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004




5.   Other Matters
     -------------

In March 2004, the Company executed a non-binding letter of intent to acquire Truact Americas, Inc., a privately held Delaware corporation engaged in the electronic security business. The letter of intent contemplated that the Company would acquire all the outstanding stock of Truact in exchange for issuance of its common stock. The acquisition was subject to several conditions including the execution of a definitive agreement and continuing due diligence by both companies. In connection with the letter of intent, the Company received a non-refundable cash deposit of $50,000 to cover its legal and due diligence expenses. In the course of its investigation, the Company determined that the proposed acquisition was not consistent with its business plan, and has terminated the letter of intent and any further discussions related to the acquisition. The deposit amount of $50,000 has been included in Miscellaneous income for the nine months ended November 30, 2004.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

General

     The following discussion and analysis covers the financial condition of Wyoming Oil & Minerals, Inc. ("we" or the "Company") at November 30, 2004, changes in our financial condition since fiscal year end February 29, 2004, and a comparison of our results of operations for the three and nine months ended November 30, 2004 to the same periods for the prior fiscal year. This information should be read in conjunction with our Annual Report on Form 10-KSB for the fiscal year ended February 29, 2004, including the audited financial statements contained therein. Reference is also made to any agreements filed by the Company with this report or incorporated herein by reference, as the description of these agreements in this report may not be complete.

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

Liquidity and Capital Resources

     Our liquidity and capital resources improved significantly from fiscal year end to November 30, 2004 as a result of the sale of the Blue Star assets, although our working capital declined slightly from the second to the third quarter of the fiscal year as a result of cash applied to operations. Working capital at November 30, 2004 was $382,163, an increase of $520,013 from fiscal year end. The assets of Blue Star were sold for cash, of which $170,000 was used to satisfy outstanding debt and the balance added to our working capital. As a result, our cash increased $351,120 during the nine months ended November 30, 2004 after taking into account cash used in operating and financing activities.

     Our remaining cash will be used to investigate and undertake one or more transactions which we hope will increase shareholder value. Toward that end, we are actively seeking the acquisition of an operating company to supplement our existing assets. While the exact form of that transaction cannot be predicted at this time, we hope to identify an attractive candidate that we can acquire for stock. Our investigations to date have included companies operating both within and outside the oil and gas industry and are primarily designed to take advantage of our perceived value as a public company. During the first quarter of our current fiscal year, we received a $50,000 nonrefundable earnest money deposit in connection with a proposed acquisition. However, that acquisition was not completed and the $50,000 is included as "Miscellaneous Income" in our Statement of Operations for the nine months ended November 30, 2004. See our annual report on Form 10-KSB for an explanation of certain factors possibly affecting our investigations and future acquisitions.

     Current capital requirements include general and administrative expenses, including the fees and expenses incident to investigation of acquisition candidates and the completion of any transaction. Future, recurring general and administrative expenses primarily represent salaries payable to our executive officers.

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

Results of Operation

     For the three months ended November 30, 2004, we reported a net loss of $168,140, or $.13 per share, compared to a net loss of $93,958 or $.08 per share for the comparable period of the prior year. Our results for the third quarter of last year include income of $94,855 from discontinued operations. Our results for the third quarter of this year did not include discontinued operations, as we sold Blue Star in April 2004

     For the nine months ended November 30, 2004, we reported a net loss of $220,481, or $.17 per share, on no revenue. This compares to a net loss of $346,026, or $.29 per share, for the nine months ended November 30, 2003. Our net loss for the first nine months of fiscal 2005 includes a loss from continuing operations of $664,104, a gain on sale of assets of discontinued operations of $461,663 and a loss from discontinued operations of $18,040.

     The increase in the loss from continuing operations for the first nine months of this year compared to last year is primarily attributable to an increase in the general and administrative expenses during the current year. We reported no revenue during either quarter to offset those expenses, as any revenue was attributable to Blue Star and is now included in discontinued operations. The increase in general and administrative expenses is primarily compensation payments to our officers.

     As discussed above, other income for the first nine months of the current year resulted from a non-refundable earnest money deposit received in connection with a proposed acquisition that was not consummated, partially offset by interest expense of $28,312. Offsetting other income were operating expenses of $692,402. Included in operating expenses was stock compensation of $82,986, representing the amortization of a consulting fee paid in the first quarter which is being amortized over the life of the engagement. Remaining stock compensation expense of $42,014 related to the consulting agreement will be amortized over the remaining one-year term of the agreement.

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

Item 3.  Controls and Procedures

     (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of November 30, 2004, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic filings with the SEC.

     (b) There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


                                              Wyoming Oil & Minerals, Inc.


Date:   January 18, 2005                      By: /s/ Bill M. Conrad
                                                  ---------------------------
                                                  Bill M. Conrad, President,
                                                  Principal Financial and
                                                  Accounting Officer and
                                                  Treasurer