Form 10KSB
period 2005-02-28
WYOMING OIL & MINERALS INC
filed 2005-05-31
CIK 108729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                     Annual report pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934.

                  For the fiscal year ended February 28, 2005.

                         Commission file number: 0-7919


                          WYOMING OIL & MINERALS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


          Wyoming                                             83-0217330
          -------                                             ----------
(State or other jurisdiction                         (I.R.S. Identification No.)
of incorporation or organization)


5525 Erindale Dr., Suite 201, Colorado Springs, Colorado              80918
--------------------------------------------------------              -----
(Address of principal executive offices)                            (Zip Code)

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

         The aggregate market value of the 1,077,638 shares of common stock held by non-affiliates of the Company was approximately $3,610,087 on May 26, 2005, calculated using the last sales price of the common stock of $3.35 on that date as reported on the OTC Bulletin Board. On May 26, 2005, there were 1,430,067 shares of common stock of the Company issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

Transitional Small Business Disclosure Format:       [  ] Yes  [X] No

                                TABLE OF CONTENTS


PART I.........................................................................1

   ITEM 1.   DESCRIPTION OF BUSINESS...........................................1
   ITEM 2.   DESCRIPTION OF PROPERTIES.........................................3
   ITEM 3.   LEGAL PROCEEDINGS.................................................3
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............3

PART II........................................................................3

   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........3
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........4
   ITEM 7.   FINANCIAL STATEMENTS............................................. 9
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE......................................... 9
   ITEM 8A.  CONTROLS AND PROCEDURES..........................................10

PART III......................................................................10

   ITEM 9:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.......10
   ITEM 10:  EXECUTIVE COMPENSATION...........................................12
   ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...15
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.............16
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.................................16
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................18

SIGNATURES....................................................................19


FINANCIAL STATEMENTS.........................................................F-1

                             Additional Information

     Descriptions in this Report are qualified by reference to the content of any contract, agreement or other document described herein and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report, or incorporated herein by reference by the Company as permitted by regulations of the Securities and Exchange Commission (the "SEC"). (See "Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.")

                Special Note Regarding Forward-Looking Statements

     Please see the note under "Item 6. Management's Discussion and Analysis or Plan of Operation," for a description of special factors potentially affecting forward-looking statements included in this report.

                                     PART I

Item 1.   Description of Business

Organization and Overview

     Wyoming Oil & Minerals, Inc. ("we" or the "Company"), a Wyoming corporation, was incorporated on February 23, 1973 as Wyoming Coal Corporation. Our name was changed to Wyoming Oil & Minerals, Inc. in August 1981.

     Effective June 30, 2003, we spun out our former subsidiary, New Frontier Energy, Inc. ("NFE"), to our shareholders in a distribution which was completed in April 2004. Also in April 2004, we completed the sale of substantially all of the assets of our former subsidiary, Blue Star Acid Services, Inc. ("Blue Star") to an unrelated third party. As a result of these two transactions, we are no longer engaged in the oil and gas industry. Our remaining assets primarily consist of cash, and we are investigating opportunities, both within and outside the oil and gas industry, to make acquisitions to increase shareholder value.

Developments During Fiscal 2005

     Distribution of NFE. During the fiscal year ended February 28, 2005, we disposed of all of our oil and gas operations. In April 2004, following approval by the United States Securities and Exchange Commission ("SEC"), we distributed the common stock of NFE to our shareholders of record as of June 30, 2003. That distribution effectively discontinued our oil and gas exploration and production activities. The common stock of NFE now trades as a separate company on the OTC Bulletin Board under the symbol "NFEI." For additional information about the distribution of NFE, see Item 6, "Management's Discussion and Analysis or Plan of Operation" and the consolidated financial statements appearing at the end of this report.

     Sale of Blue Star. Pursuant to an agreement dated April 20, 2004, our subsidiary, Blue Star, sold its operating assets and most of its liabilities to Consolidated Oil Well Services, Inc., an independent third party. The assets sold to Consolidated include machinery and equipment, inventory, real property and all other assets used in the operations of its oil field service business. The only assets of material value that were not included in the transfer were certain automobiles, which were retained by Blue Star. Blue Star received $1,200,000 in cash in connection with the transfer; the purchaser also assumed approximately $125,000 of Blue Star debt and certain trade payables. All of the cash was paid at the closing and both Blue Star and the Company agreed to indemnify the purchaser against all Blue Star liabilities except those specifically assumed at the closing. In connection with the transfer, both Blue Star and the Company also agreed not to compete, directly or indirectly, with the purchaser in the States of Kansas or Oklahoma in any business in which Blue Star was engaged within the one year period prior to the date of the agreement.

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

     See the consolidated financial statements at the end of this report and "Item 6. Management's Discussion and Analysis of Plan of Operations" for a further discussion of certain financial results associated with the sale of Blue Star.

Additional Business Development Efforts

     During the balance of fiscal 2005, and through the date of this report, we have devoted significant time and effort to investigating different business opportunities in an effort to increase shareholder value. Since the Company has disposed of all of its oil and gas assets and operations, management did not feel compelled to limit its investigation to opportunities in that industry. Rather, the investigation centered on opportunities that we hope will bring the greatest value to our shareholders consistent with our financial resources.

     After considering many different opportunities, the Company focused on two acquisitions during the fiscal year. In March 2004, the Company executed a non-binding letter of intent to acquire a privately-held company engaged in the electronic security business. However, in the course of completing our due diligence, we determined that the proposed acquisition was not consistent with our business plan, and terminated the letter of intent and any further discussions.

     In September 2004, we negotiated to acquire an interest in certain oil and gas properties in the State of Alaska. However, that transaction was contingent upon financing from a third party, and we were unable to complete the financing. Accordingly, those negotiations also terminated.

Recent Developments

     On May 2, 2005, the Company executed an agreement (the Securities Purchase Agreement and Plan of Reorganization, or "Purchase Agreement") to acquire all of the issued and outstanding capital stock of Bestip Development International Limited ("Bestip"). The Purchase Agreement was executed with Bestip and its two stockholders. Bestip is a privately-held international business company organized under the laws of the British Virgin Islands ("BVI"), engaged through its subsidiaries in the manufacture and distribution of micro motors. Bestip is headquartered in Hong Kong and its manufacturing facilities are located in mainland China.

     Pursuant to the terms of the Purchase Agreement, the Company will issue a total of 28,000,000 shares of its Common Stock for all of the capital stock of Bestip. Consummation of the acquisition is subject to numerous contingencies, including continuing due diligence and regulatory filings. Subject to satisfaction of these conditions, and upon closing of the transaction, Bestip would become a wholly-owned subsidiary of the Company. Closing is now scheduled for May 27, 2005.

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

Item 2.   Description of Properties

     Our executive and administrative headquarters are located at 5525 Erindale Drive, Suite 201, Colorado Springs, Colorado 80918. We occupy this space under a month-to-month lease for monthly rent of $1,182.

     We believe that our facilities are adequate for the foreseeable future. However, we believe that if the acquisition of Bestip is completed, the Company will continue to maintain an office in California and our headquarters will be moved to Hong Kong.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of Security Holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     Our common stock currently trades over the counter and quotations are currently reported on the "Bulletin Board" maintained by the NASD. The following table shows the range of high and low bid prices for our common stock for the last two fiscal years or portions thereof as reported by the NASD. All prices have been adjusted to reflect a one for ten stock-split effective January 19, 2004. Prices represent quotations between dealers, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent prices at which actual transactions occurred.

         Fiscal Quarter Ended               High                       Low
                                            ----                       ---
         May 31, 2004                      $ 8.25                    $ 3.95
         August 31, 2004                     4.40                      3.15
         November 30, 2004                   5.00                      3.00
         February 28, 2005                   3.80                      3.00

         Fiscal Quarter Ended               High                       Low
                                            ----                       ---
         May 31, 2003                      $ 14.00                   $ 8.00
         August 31, 2003                     10.50                     6.50
         November 30, 2003                    7.50                     5.00
         February 28, 2004                    8.00                     4.50

     As of February 28, 2005, there were 1,500 record holders of our common stock. We estimate that there were approximately 1,650 beneficial owners.

     For a description of the company's equity compensation plan, please refer to Part III, Item 10, below.

     No dividends have been paid with respect to our common stock and we have no plans to pay dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs and plans for expansion.

Item 6.    Management's Discussion and Analysis or Plan of Operation

Introduction

     The following discussion and analysis covers our financial condition at February 28, 2005 and changes in our financial condition during the year then ended. It also covers our results of operations for the two fiscal years ending February 28, 2005.

     Effective June 30, 2003, we distributed the stock of our former subsidiary, New Frontier Energy, Inc., to our shareholders in a "spin-off" transaction. In anticipation of that transaction, we transferred certain assets and liabilities to NFE effective February 28, 2003. As a result of the spin-off, the operations of NFE are shown as a loss from discontinued operations in the consolidated financial statements filed with this report. See also, Note 3 to the consolidated financial statements.

     Effective April 20, 2004, we sold the oil field service operations of our former subsidiary, Blue Star Acid Services, Inc., to an independent third party. As a result, we discontinued all of the operations in the oil and gas industry. The gain on the sale and the loss from operations of Blue Star are included in the loss from discontinued operations in the consolidated financial statements filed with this report. See Note 3 to the Consolidated Financial Statements.

     Potential investors should be aware of the information set forth above under Item 1, Description of Business and the information set forth below under "Forward Looking Statements" and "Risk Factors" before investing in our common stock.

Liquidity and Capital Resources

     At February 28, 2005, our assets consisted of cash and personal property remaining from the sale of Blue Star. Our working capital at February 28, 2005 totaled $261,129, an increase of $398,979 from fiscal year-end 2004. The increase in working capital included an increase of cash and a decrease in current liabilities, each resulting from the sale of Blue Star. However, since the assets of Blue Star were primarily responsible for providing cash flow to sustain our operations, we are dependent on receipt of additional capital to continue operations in the future.

     While Blue Star historically provided most of our cash flow from operations, we did not believe it was sufficient to sustain us in the long run or provide an attractive return to our shareholders. Faced with the opportunity, we sold the assets to a third party and began investigating other business opportunities. We hope our status as a public company with securities registered under the Securities Exchange Act of 1934 will help us attract an entity with more capital and the opportunity for improved operations and greater value to our shareholders. We believe Bestip represents such an opportunity.

     As a result of the sale of Blue Star in April 2004, the majority of our debt and then-existing liabilities were paid in full. We entered fiscal 2005 with sufficient liquidity and capital resources for the remainder of that fiscal year. Those resources were devoted to investigating and preparing for one or more transactions designed to increase shareholder value.

     During the year ended February 28, 2005, our operating activities used $743,007 of cash. Included in that amount is a net loss of $371,479 and a gain on the sale of the Blue Star assets in the amount of $461,663.

     We received $1,200,000 from the sale of Blue Star, contributing to net cash provided by investing activities of $1,190,215. We also paid outstanding notes equal to $170,000. As a result, we had an overall increase in cash of approximately $226,000 for the fiscal year ended February 28, 2005. That cash provided our liquidity and capital resources to investigate and execute the agreement with Bestip described above.

     During the year ended February 29, 2004, our operating activities used $593,695 of cash, primarily from our net loss in the amount of $617,786. Our investing activities used $592,371 of cash during the 2004 fiscal year. Offsetting the use of cash from operating and investing activities was proceeds from the sale of stock in the amount of $1,323,075. Overall, cash increased during the 2004 fiscal year in the amount of $82,358.

     As a result of the spin-off of NFE and sale of Blue Star, we were left with limited cash and no assets with which to generate additional cash or capital resources. As a result, we undertook the investigation summarized in Item 1 above. As a result of that investigation, we have executed the agreement to acquire Bestip. It is our hope and expectation that the operations of Bestip will provide the cash and liquidity necessary to operate the company for the foreseeable future.

Results of Operations

     Overview.   For the year ended February 28, 2005, we reported a net loss of
$371,479, or $0.29 per share. This compares to a net loss of $617,786, or $0.51 per share, for the year ended February 29, 2004. In neither period did we report revenue, as the operations of our former subsidiaries NFE and Blue Star are reported under "Loss From Discontinued Operations." Excluding the gain on sale of assets of discontinued operations during fiscal 2005 and the loss from discontinued operations in both years, our loss from continuing operations was $815,102, or $0.63 per share, for fiscal 2005 and $573,183, or $0.47 per share, for fiscal 2004.

     Continuing Operations.   Our loss from continuing operations increased
approximately 42% from fiscal 2004 to fiscal 2005. Contributing to the increased loss were (i) general and administrative expenses, which increased $174,882, or 32%; and (ii) an increase in stock compensation expense. The increase in general and administrative expenses from fiscal 2004 to fiscal 2005, in turn, is attributable to an increase in officer and director compensation (See, Part III, Item 10. Executive Compensation.) Stock compensation also increased significantly, as we recognized an expense in 2005 in connection with stock issued to a consultant in 2004.

     Other income reduced the loss from continuing operations during fiscal 2005. We reported miscellaneous income of $59,219, including $50,000 in the form of an earnest money deposit received in connection with an acquisition that was not completed. Partially offsetting the miscellaneous income was interest expense in the amount of $28,868.

     Discontinued Operations.   We realized a gain on the sale of assets of Blue
Star, net of income tax expense, of $461,663. This gain substantially reduced our loss from continuing operations, resulting in an overall net loss of $371,479. As we reported no similar gain for fiscal 2004, our net loss for that year was 40% greater than 2005.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

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

Risk Factors

     Investors should consider the following risks in connection with an investment in our company, in addition to the other information set forth in this report:

     THERE IS NO ASSURANCE THAT THE ACQUISITION OF BESTIP WILL BE COMPLETED
PURSUANT TO THE TERMS OF THE PURCHASE AGREEMENT.   The acquisition of Bestip
pursuant to the terms of the Purchase Agreement is subject to certain conditions, including continuing due diligence. As a result, Bestip or its shareholders may decide to terminate the transaction if they discover any unsatisfactory information about us in the course of their due diligence investigation. While we do not anticipate such occurrence, we cannot assure that the transaction will be completed. Further, the terms of the Purchase Agreement do not provide us with the remedy of specific performance, meaning that if Bestip or its shareholders fail or refuse to complete the acquisition in violation of the terms of the Agreement, our remedy would be limited to damages which could be proved in a court of law. Accordingly, investors should not rely on the completion of that acquisition in evaluating the future prospects of the Company.

     INVESTORS SHOULD BE AWARE THAT ONLY LIMITED INFORMATION ABOUT BESTIP, ITS
BUSINESS AND FINANCIAL CONDITION IS CURRENTLY AVAILABLE.   Under applicable SEC
requirements, we have disclosed the proposed acquisition of Bestip in a Current Report on Form 8-K dated May 2, 2005. However, the information contained in the Current Report does not contain financial information regarding the results of operations or financial condition of Bestip. We anticipate that financial information conforming to SEC rules will be filed if the acquisition is completed. However, investors are cautioned not to place undue reliance on any information regarding Bestip pending filing of these financial statements.

     WE DID NOT OBTAIN AN APPRAISAL OR INDEPENDENT VALUATION OF THE BUSINESS OR ASSETS OF BESTIP PRIOR TO ENTERING INTO THE PURCHASE AGREEMENT. The price that we agreed to pay for Bestip was determined by negotiation between the parties and is not based on an appraisal of its assets, its book value, earnings or lack thereof or other traditional criteria of value. Nor did we obtain an independent valuation of the company. Since the trading price of our stock in the future may be determined by the operating results of Bestip, the lack of an appraisal may have an adverse effect on the price of our stock. There is no assurance that the acquisition, if completed, will result in an increase in the trading price of our stock.

     THE INDIVIDUALS WHO WILL REPLACE OUR EXISTING OFFICERS AND DIRECTORS IF THE CLOSING OF BESTIP OCCURS HAVE NO EXPERIENCE OPERATING A PUBLIC COMPANY. Pursuant to the terms of the Purchase Agreement, our existing officers and directors will resign effective at the closing of the transaction and be replaced by individuals nominated by the Bestip shareholders. The new officers and directors will be responsible for conducting the affairs of the company after that date, including maintaining our status as a public reporting company, identifying and recruiting independent directors, interfacing with representatives of the investment community and raising necessary capital. We do not believe that the persons who have been nominated to be the new officers and directors have any experience running a public company. Investors should be aware of this risk in evaluating our prospects in the future.

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

     ISSUANCES OF OUR STOCK IN THE FUTURE COULD DILUTE EXISTING SHAREHOLDERS AND ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK. We have the authority to issue up to 50,000,000 shares of common stock, 2,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. Because our common stock is not currently quoted in Nasdaq or listed on an exchange, we are not required to solicit shareholder approval prior to issuing large blocks of our stock, including the 28,000,000 shares proposed to be issued to the Bestip shareholders. These future issuances could be at values substantially below the price paid for our common stock by our current shareholders. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval. Because trading in our common stock is limited, the issuance of our stock may have a disproportionately large impact on its price compared to larger companies.

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

Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

     In a letter dated November 25, 2003, we were notified that Maurice M. Morton, CPA, had resigned as our principal accountant and auditor. The reports of Maurice M. Morton, CPA for the two fiscal years preceding his resignation did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the two fiscal years preceding his resignation and the interim period through December 1, 2003, there were no disagreements with Mr. Morton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to his satisfaction would have caused Mr. Morton to make reference to the matter in his report. Further, through December 1, 2003, the Company did not receive notice from Mr. Morton of any reportable events as that term is described in Item 304(a)(1)(iv)(B) of Regulation S-B.

     Following the resignation of Mr. Morton as our principal accountant and independent auditor, we engaged Stark Winter Schenkein & Co., LLP in that capacity. That engagement was approved by the Company's Board of Directors on December 2, 2003. During the two fiscal years preceding that engagement and the interim period through December 2, 2003, the Company had not consulted Stark Winter Schenkein & Co., LLP, regarding any matter requiring disclosure in this Form 8-K.

Item 8A.  Controls and Procedures

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of February 28, 2005, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to required information to be included in our periodic filing with the Securities and Exchange Commission. No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.


                                    PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following individuals served as our officers and/or directors during the fiscal year ended February 28, 2005:

Name                          Age         Position
----                          ---         --------

Raymond E. McElhaney          48          Chairman of the Board of Directors and
                                          Secretary

Bill M. Conrad                48          President, Chief Financial and
                                          Accounting Officer, Treasurer and
                                          Director

Jubal S. Terry                47          Director
___________________________________

     Messrs. McElhaney, Conrad and Terry have served in their respective capacities since the acquisition of New Frontier and Skyline in February 2002. If the acquisition contemplated by the Purchase Agreement is consummated, as described in Part I, Item I herein, Messrs.

McElhaney, Conrad and Terry will tender their resignations as our officers and/or directors effective as of the closing.

     The following represents a summary of the business history of each of the foregoing individuals for the last five (5) years:

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

     Bill M. Conrad.    Mr. Conrad has been our President and a director since
February 2002, and was Vice President and Treasurer of NFE until April 15, 2003. Mr. Conrad co-founded and has served as vice president of MCM Capital Management since its inception in 1990. He was also the vice president and a director of Wallstreet Racing Stables, Inc., from its inception in 1995 until June 2000. Over the past 12 years, Mr. Conrad has served in the office of president, vice president, chief financial officer and director of several public and private companies.

     Jubal S. Terry. Mr. Terry presently serves as the manager of exploration of our former subsidiary, NFE. In 1998, Mr. Terry co-founded Skyline Resources, Inc., a company engaged in the exploration and development of oil and gas properties. Skyline is a former subsidiary of NFE. Mr. Terry received his Bachelor of Science degree in Geology from Western State College in Gunnison, Colorado in 1980.

     No family relationships exist between any of the above-mentioned officers and/or directors.

Compliance with Section 16

     Based solely upon a review of Forms 3, 4 and 5 received by the Company pursuant to Rule 16a-3 of the 1934 Act, the following officers, directors or beneficial owners of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the 1934 Act have failed to file on a timely basis, Forms 3, 4 or 5 as required by Section 16(a) during the most recent fiscal year or prior fiscal year.

                                                                    No. of
Name of Reporting Person  Late Form 3   Late Form 4   Late Form 5   Transactions
------------------------  -----------   -----------   -----------   ------------

Jubal S. Terry                  0              2           0               12

Board Committees and Other Board Information

     The Board of Directors of the Company does not presently have an audit, nominating or compensation committee. Due to the Company's relatively limited financial resources, the Board has determined that the appointment of any committee is not appropriate. Instead, the Board itself performs such functions. None of the current directors qualifies as an "audit committee financial expert" as defined under SEC rules. However, the Board may establish one or more committees in the future, in its discretion, and may seek to designate one of more members of an audit committee as an audit committee financial expert.

Code of Ethics

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


Item 10:  Executive Compensation

     The following table summarizes the total compensation of our chief executive officer and all other executive officers who were paid more than $100,000 during the fiscal year ended February 28, 2005, for the periods indicated. No other executive officer received more than $100,000 in salary and bonuses during the year.


                              SUMMARY COMPENSATION

                                                             Annual                             Long Term
                                                           Compensation                        Compensation
                                                           ------------                        ------------
                                                                         Other
                                                                         Annual            Securities
Name                              Period                 Salary          Compensation      Underlying Options
----                              ------                 ------          ------------      ------------------
Raymond E.  McElhaney, Chairman   Year ended             $146,500        $ 42,500(1)                 0
of the Board                      February 28, 2005

                                  Year ended
                                  February 29, 2004      $108,000               0                    0

                                  Year ended
                                  February 28, 2003      $108,000(2)            0                    0

Bill M. Conrad, President         Year ended
                                  February 28, 2005      $146,500        $ 42,500(1)                 0

                                  Year ended
                                  February 29, 2004      $108,000               0                    0

                                  Year ended
                                  February 28, 2003      $108,000(2)            0                    0

-----------------------------------
(1)  Represents a bonus paid to the named executive officer.

(2) Represents amounts paid or accrued in his position as an officer of NFE during that year. Of that amount, $36,000 was paid in cash during the year and the balance was accrued and paid subsequently.


     The terms and conditions of our employment of Messrs. McElhaney and Conrad are described in their respective employment agreements. Both employment agreements are subject to a three (3) year term; each terminating on March 1, 2006. The employment agreements of Messrs. McElhaney and Conrad, as amended throughout the year, provided for compensation of $143,000 on an annual basis. Both employment agreements require sixty (60) days written notice to effect the early termination thereof; and upon being asked to resign as part of a merger or other change in control, Messrs. McElhaney and Conrad are entitled to receive compensation through the entire term of their employment agreement.

Non-Qualified Stock Option Plan

     On April 16, 2004, we adopted the Wyoming Oil & Minerals, Inc., Non-Qualified Stock Option and Stock Grant Plan ("Plan"). The Plan allows for the issuance of non-qualified options and the grant of stock or other equity incentives to our employees, consultants, directors and other individuals providing service of special significance to our company. The Plan is administered by our Board of Directors, which may delegate its authority to a committee of its members. The Plan provides for the issuance of up to 250,000 shares or options.

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

     No stock options were granted to any executive officer during the last year. No options or other derivative securities are presently outstanding, and we presently have no option plan or other arrangement providing for the issuance of such securities.


                      EQUITY COMPENSATION PLAN INFORMATION
                          Year Ended February 28, 2005

                                Number of securities to be    Weighted-average exercise   Number of securities
                                issued upon exercise of       price of outstanding        remaining available for
                                outstanding options,          options, warrants and       future issuance under
                                warrants and rights           rights                      equity compensation plans

Plan Category

Equity compensation plans
approved by security holders                 0                            -                            0

Equity compensation plans not
approved by security holders                 0 (1)                        -                       230,000 (2)

Total                                        0                            -                       230,000

__________________________________

(1)  To date, no options, warrants or rights have been issued under the plan.

(2) Subsequent to February 28, 2005, the Company issued an aggregate of 132,500 shares of stock under the plan, leaving 97,500 shares available for future issuance.


Compensation of Directors

     The Company does not pay compensation to members of its Board of Directors. A director may receive compensation, if at all, as an officer or employee for those duties exclusively. The Board may also decide to compensate its members in the future, as it decides in the best interest of the shareholders. Our directors, however, are entitled to be reimbursed for reasonable and necessary expenses incurred on our behalf.

     During the year ended February 28, 2005, the Company paid Jubal S. Terry $30,000 in director's compensation and bonus and $2,100 for professional services.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

     We currently have authorized 50,000,000 shares of common stock, of which 1,430,067 shares are issued and outstanding ("Common Stock"). The Company also has authorized 2,000,000 shares of preferred stock, of which no shares are issued or outstanding.

     The following tabulates holdings of our Common Stock as of May 15, 2005, by each person who holds of record, or is known by management to own beneficially, more than 5% of the voting securities outstanding and, in addition, by all directors and officers of the Company individually and as a group. The shareholders listed below have sole voting and investment power. All ownership of securities is direct ownership unless otherwise indicated. All addresses of the officers and directors are located at our address at 5525 Erindale Dr., Suite 201, Colorado Springs, Colorado 80918, unless otherwise indicated.

     Officers and Directors                  No. of Shares    % of Shares Owned
     ----------------------                  -------------    -----------------

     Raymond E. McElhaney(1)                   103,850              7.20%

     Bill M. Conrad                             97,200              6.80

     Jubal S. Terry                              9,725              0.7
     3000 Youngfield, Suite 338
     Lakewood, CO 80215

     Officers and Directors as a group(1)      210,775             14.7
     (3 individuals)

     5% shareholders
     ---------------

     John D. McKey, Jr.(2)                     141,654              9.9
     7737 S.E. Loblolly Bay Dr.
     Hobe Sound, FL 33455

     Candace McKey(3)                          141,654              9.9
     7737 S.E. Loblolly Bay Dr.
     Hobe Sound, FL 33455
_____________________________________________

(1) Includes 3,850 shares owned jointly by Mr. McElhaney and Tamara D. McElhaney, the wife of Mr. McElhaney.

(2) Includes 35,154 shares owned by Mr. McKey's wife, Candace McKey, of which he disclaims beneficial ownership.

(3) Includes 106,500 shares owned by Mrs. McKey's husband, John D. McKey, Jr. of which she disclaims beneficial ownership.

Changes In Control

If the acquisition contemplated by the Purchase Agreement is consummated, as described in Part I, Item I herein, the Company will undergo a change in control. Simultaneously with closing, all of the existing officers and directors of the Company will resign and be replaced by individuals nominated by Bestip stockholders. In addition, the stockholders of Bestip will acquire a majority of the outstanding voting stock of the Company.

Pursuant to the terms of the Purchase Agreement, the Bestip stockholders have nominated Messrs. Simon Shi and Jeffery Shi as directors, to replace the existing directors who will resign at closing. Jeffrey Shi is the son of Simon Shi. Both Simon and Jeffrey Shi are residents and citizens of Hong Kong.

In addition to his position as director, Mr. Simon Shi will indirectly become the largest stockholder of the Company following the closing of the acquisition. Mr. Shi, through a subsidiary, is the owner of Ever Top financial Corporation, which in turn will own 89% of the issued and outstanding stock of the Company following the closing.

The business experience of Simon Shi and Jeffery Shi for the last five (5) years is summarized in our Form 14f-1 dated May 9, 2005 filed with the SEC, and may be viewed in its entirety at www.sec.gov.

Item 12.   Certain Relationships and Related Party Transactions

Immediately subsequent to the year ended February 28, 2005, we distributed to Messrs. McElhaney and Conrad all of the stock of BSAS, Inc., a Kansas corporation, previously owned by us. In exchange for all of the stock of BSAS, Messrs. McElhaney and Conrad (i) assumed the notes payable owed by that entity in the approximate amount of $21,000 each; and (ii) agreed to a reduction in the amount of accrued compensation payable to such individuals in the aggregate amount of $15,000. Under generally accepted accounting principles, the Company reported a loss of approximately $30,110 on this transaction based on the difference between the book value of the BSAS assets and the debt assumed.

Item 13.   Exhibits and Reports on Form 8-K

         (a)      Exhibits

     The following is a list of exhibits filed or incorporated by reference into this Report:

Exhibit No.       Description
-----------       -----------

2(1) Securities Purchase Agreement and Plan of Reorganization by and among Wyoming Oil & Minerals, Inc., and Bestip Development International Limited, an International Business Company organized under the laws of the British Virgin Islands, dated May 2, 2005.

3.1(2) Articles of Incorporation of Wyoming Coal Corporation as filed with the Wyoming Secretary of State effective February 23, 1973

3.2(2) Articles of Amendment to the Articles of Incorporation of Wyoming Coal Corporation as filed with the Wyoming Secretary of State effective March 5, 1974

3.3(2) Articles of Amendment to the Articles of Incorporation of Wyoming Coal Corporation as filed with the Wyoming Secretary of State effective August 18, 1981

3.4(2) Articles of Amendment to the Articles of Incorporation by Shareholders of Wyoming Oil & Minerals, inc. as filed with the Wyoming Secretary of State effective February 18, 2000

3.5(2)              By-Laws of Wyoming Oil and Minerals, Inc., as amended.

4                   Not applicable.

9                   Not applicable.

10*                 Non-Qualified Stock Option and Stock Grant Plan.

11                  Not applicable.

13                  Not applicable.

14                  Not applicable.

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

24                  Not applicable.

31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99                  Not applicable.
____________________________________

(1) Filed as an Exhibit to the Company's Form 8-K May 2, 2005 and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed on March 3, 2000, SEC File No. 333-31936 and incorporated herein by reference.

*    Filed with this report.


     (b) Reports on Form 8-K.

     We filed a Form 8-K on May 2, 2005, to report the following: (i) Entry into a material definitive agreement; (ii) Unregistered sales of equity securities;
(iii) Changes in control of registrant; and (iv) Departure of directors or principal officers; Election of directors; Appointment of principal officers.

Item 14.   Principal Accountant Fees and Services

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

Audit Fees and Audit Related Fees

     The Company incurred an aggregate of $10,600 in fees for the audit of its 2005 financial statements and $10,938 for the review of the financial statements included in its quarterly reports to its registered accounting firm, Stark Winter Schenkein & Co., LLP.

All Other Fees

     The Company paid or incurred an aggregate of $10,150 in other fees to its registered accountants during the 2005 fiscal year for the preparation of its 2004 and 2005 tax returns.





                     [Remainder of Page Intentionally Blank]

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Colorado Springs, Colorado this 27th day of May 2005.


                                   WYOMING OIL & MINERALS, INC.


                                   By: /s/ Bill M. Conrad
                                      ------------------------------
                                           Bill M. Conrad, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                      Title                                 Date
----------                      -----                                 ----


/s/ Raymond E. McElhaney    Chairman of the Board (Chief           May 27, 2005
-------------------------   Executive Officer) and Secretary
Raymond E. McElhaney


/s/ Bill M. Conrad          President, Chief Financial             May 27, 2005
-------------------------   and Accounting Officer, Treasurer
Bill M. Conrad              and Director



/s/ Jubal S. Terry          Director                               May 27, 2005
-------------------------
Jubal S. Terry

                          WYOMING OIL & MINERALS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                 AS OF AND FOR THE YEAR ENDED FEBRUARY 28, 2005






                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-1

CONSOLIDATED BALANCE SHEET                                                   F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                                        F-3

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                    F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS                                        F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-6 - 16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Board of Directors
Wyoming Oil & Minerals, Inc.

We have audited the accompanying consolidated balance sheet of Wyoming Oil & Minerals, Inc. as of February 28, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended February 28, 2005 and February 29, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wyoming Oil & Minerals, Inc. as of February 28, 2005, and the results of its operations, and its cash flows for the years ended February 28, 2005 and February 29, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Stark Winter Schenkein & Co., LLP


Denver, Colorado
April 28, 2005

                          WYOMING OIL & MINERALS, INC.
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 2005


                                     ASSETS

CURRENT ASSETS
      Cash                                                          $   318,859
      Prepaid expense                                                       271
                                                                    -----------
            Total current assets                                        319,130
                                                                    -----------

PROPERTY AND EQUIPMENT, net                                              81,370

OTHER ASSETS                                                              1,350
                                                                    -----------

                                                                    $   401,850
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                              $     2,770
      Accrued expenses                                                   30,399
      Current portion of long-term debt                                  24,832
                                                                    -----------
            Total current liabilities                                    58,001
                                                                    -----------

LONG-TERM DEBT                                                           17,221
                                                                    -----------

STOCKHOLDERS' EQUITY
      Preferred stock, 2,000,000 shares authorized,
          no par value, none issued or outstanding                           --
      Common stock, 50,000,000 shares authorized,
          $.01 par value, 1,297,562 shares issued and outstanding        12,976
      Additional paid in capital                                      2,852,537
      Deferred stock compensation                                       (10,764)
      Accumulated (deficit)                                          (2,528,121)
                                                                    -----------
                                                                        326,628
                                                                    -----------

                                                                    $   401,850
                                                                    ===========


        See accompanying notes to the consolidated financial statements


                          WYOMING OIL & MINERALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                  Year Ended
                                                           --------------------------
                                                           February 28,   February 29,
                                                               2005          2004
                                                           -----------    -----------
Revenues                                                   $        --    $        --
                                                           -----------    -----------

Operating expenses
       General and administrative                              718,035        543,153
       Stock compensation                                      114,236          6,562
       Depreciation                                             18,458          7,744
                                                           -----------    -----------
            Total operating expenses                           850,729        557,459
                                                           -----------    -----------

(Loss) from operations                                        (850,729)      (557,459)
                                                           -----------    -----------

Other income (expense)
       Miscellaneous income                                     59,219             --
       Interest income                                           5,276             --
       Interest expense                                        (28,868)       (15,724)
                                                           -----------    -----------
            Other income (expense), net                         35,627        (15,724)
                                                           -----------    -----------

(Loss) before income taxes                                    (815,102)      (573,183)
                                                           -----------    -----------

Income tax expense (benefit)                                        --             --
                                                           -----------    -----------

(Loss) from continuing operations                             (815,102)      (573,183)
                                                           -----------    -----------

Gain on sale of assets of discontinued operation, net of
       income tax expense of $294,542                          461,663             --
(Loss) from discontinued operations, net of income tax
       benefit of $3,185 and $7,871, respectively              (18,040)       (44,603)
                                                           -----------    -----------

Net (loss)                                                 $  (371,479)   $  (617,786)
                                                           ===========    ===========


Net income (loss) per common share - basic and diluted
       Continuing operations                               $     (0.63)   $     (0.47)
       Discontinued operations                                    0.34          (0.04)
                                                           -----------    -----------
                                                           $     (0.29)   $     (0.51)
                                                           ===========    ===========

Weighted average shares outstanding
       Basic and diluted                                     1,295,753      1,213,734
                                                           ===========    ===========



        See accompanying notes to the consolidated financial statements



                          WYOMING OIL & MINERALS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                     Common Stock        Additional    Deferred
                                                    $.01 Par Value        Paid-in       Stock      Accumulated
                                                  Shares      Amount      Capital    Compensation   (Deficit)
                                               -----------  -----------  ----------  ------------- ------------


Balance, February 28, 2003                       1,059,396   $   10,594  $ 4,065,486   $      --    $(1,538,856)

 Sale of common stock for cash                     201,096        2,011    1,321,064          --             --

 Issuance of common stock for services                 820            8        6,554          --             --

 Payments for fractional shares                         --           --         (289)          --             --

 Common stock issued for cash received
  for preferred stock subscription                  16,250          163      162,337          --             --

 Spin-off of New Frontier Energy, Inc.                  --           --   (2,039,415)          --             --

 Capital contributions to former subsidiary             --           --     (788,000)          --             --

 Net (loss)                                             --           --           --          --       (617,786)
                                               -----------  -----------  ----------- -----------    -----------

Balance, February 29, 2004                       1,277,562       12,776    2,727,737          --     (2,156,642)

  Issuance of common stock for services             20,000          200      124,800    (125,000)            --

  Amortization of deferred compensation                 --           --           --     114,236             --

  Net (loss)                                            --           --           --          --       (371,479)
                                               -----------  -----------  ----------- -----------    -----------

Balance, February 28, 2005                       1,297,562  $    12,976  $ 2,852,537  $  (10,764)   $(2,528,121)
                                               ===========  ===========  ===========  ==========    ===========


        See accompanying notes to the consolidated financial statements

                                      F-4a



                          WYOMING OIL & MINERALS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)




                                                  Preferred Stock        Preferred
                                                    No Par Value           Stock        Warrants       Warrant
                                               Shares         Amount    Subscriptions    Issued     Subscriptions     Total
                                             -----------  ------------  ------------- -----------   -------------  -----------

Balance, February 28, 2003                   $   100,000    $  417,634    $ (292,250)   $   82,366    $  (57,750)  $ 2,687,224

 Sale of common stock for cash                        --            --            --            --            --     1,323,075

 Issuance of common stock for services                --            --            --            --            --         6,562

 Payments for fractional shares                       --            --            --            --            --          (289)

 Common stock issued for cash received
  for preferred stock subscription              (100,000)     (417,634)      292,250       (82,366)       57,750        12,500

 Spin-off of New Frontier Energy, Inc.                --            --            --            --            --    (2,039,415)

 Capital contributions to former subsidiary           --            --            --            --            --      (788,000)

 Net (loss)                                           --            --            --            --            --      (617,786)
                                             -----------   -----------   -----------   -----------   -----------   -----------

Balance, February 29, 2004                            --            --            --            --            --       583,871

 Issuance of common stock for services                --            --            --            --            --            --

 Amortization of deferred compensation                --            --            --            --            --       114,236

 Net (loss)                                           --            --            --            --            --      (371,479)
                                             -----------   -----------   -----------   -----------   -----------   -----------

Balance, February 28, 2005                   $        --   $        --   $        --   $        --   $        --   $   326,628
                                             ===========   ===========   ===========   ===========   ===========   ===========




        See accompanying notes to the consolidated financial statements.

                                      F-4b



                          WYOMING OIL & MINERALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended
                                                                        --------------------------
                                                                        February 28,   February 29,
                                                                            2005          2004
                                                                        ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                         $  (371,479)   $  (617,786)
     Adjustments to reconcile net (loss) to net cash
        (used in) operating activities:
        Depreciation                                                         18,458          7,744
        Common stock issued for services                                    114,236          6,562
        (Gain) on sale of assets of discontinued operations, net           (461,663)            --
     Changes in assets and liabilities
        Decrease in accounts receivable                                          --         11,519
        (Increase) in prepaid expense                                       (16,146)        (1,554)
        (Increase) in other assets                                           (1,350)            --
        (Decrease) in accounts payable                                         (989)       (32,314)
        Increase (decrease) in accrued expenses                             (24,074)        32,134
                                                                        -----------    -----------

        Net cash (used in) operating activities                            (743,007)      (593,695)
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital contributions to former subsidiary                                  --       (788,000)
     Cash payments received from former subsidiary                               --        210,629
     Purchase of property and equipment                                      (9,785)       (15,000)
     Proceeds from sale of subsidiary assets                              1,200,000             --
                                                                        -----------    -----------

        Net cash provided by (used in) investing activities               1,190,215       (592,371)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt                                             (17,822)        (3,750)
     Payments on notes payable, related party                                    --       (116,166)
     Payments on notes payable                                             (170,000)       (90,000)
     Payments received on subscriptions to preferred stock                       --         12,500
     Purchase of fractional shares of common stock                               --           (289)
     Proceeds from sale of common stock                                          --      1,323,075
                                                                        -----------    -----------

        Net cash provided by (used in) financing activities                (187,822)     1,125,370
                                                                        -----------    -----------

DISCONTINUED OPERATIONS                                                     (33,649)       143,054
                                                                        -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                       225,737         82,358
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                                 93,122         10,764
                                                                        -----------    -----------

CASH AND CASH EQUIVALENTS, ENDING BALANCE                               $   318,859    $    93,122
                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                             $    28,350    $    50,397
                                                                        ===========    ===========
     Cash paid for income taxes                                         $        --    $        --
                                                                        ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Purchase of vehicles by issuance of notes payable                  $        --    $    73,254
                                                                        ===========    ===========
     Conversion of preferred stock subscription to shares of
        common stock                                                    $        --    $   162,500
                                                                        ===========    ===========
     Spin-off of New Frontier Energy, Inc.                              $        --    $ 2,039,415
                                                                        ===========    ===========



        See accompanying notes to the consolidated financial statements

                          WYOMING OIL & MINERALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business
-----------------------------------

Wyoming Oil & Minerals, Inc. (the "Company" or "Wyoming") was incorporated February 23, 1973, under the laws of the state of Wyoming. The Company engaged principally in the exploration, development and production of oil and gas, mainly in Wyoming and Colorado. Effective February 6, 2002, the Company acquired 100% of New Frontier Energy, Inc. ("NFE") and its wholly owned subsidiary, Skyline Resources, Inc. ("Skyline") in a reverse acquisition. The Company acquired Blue Star Acid Service, Inc. ("Blue Star"), a company engaged in the oil and gas well servicing industry, effective April 1, 2002. Effective April 20, 2004, the Company sold the net assets of Blue Star for cash of $1,200,000 (See Note 3). The name of Blue Star was changed to BSAS, Inc. ("BSAS") subsequent to the sale.

Effective February 28, 2003, the Company transferred its assets and liabilities related to oil and gas production and exploration to its subsidiary, NFE, in anticipation of a spin-off of NFE and its subsidiary, Skyline. A spin-off constitutes a distribution to the Company's shareholders of the subsidiary's stock. The Company declared a dividend of the NFE common stock as of June 30, 2003, and accordingly, discontinued its oil and gas exploration and production activities.

As of and for the year ended February 28, 2005, the Company had discontinued all of its operating activities. During the fiscal year ended February 29, 2004, the Company operated only in the oil and gas well servicing industry.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its remaining subsidiary BSAS, a wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated. The consolidated financial results of the Company have been restated to reflect the spin-off of NFE and Skyline, and the sale of certain of the assets of Blue Star. Accordingly, the revenues, costs, expenses, and cash flows of NFE, Skyline and Blue Star have been excluded from the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. These items have been reported as "Income
(loss) from discontinued operations" and "Discontinued operations" in the Consolidated Statements of Operations and Cash Flows.

Revenue Recognition
-------------------

The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

                          WYOMING OIL & MINERALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                   (Continued)

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

Property and Equipment
----------------------

Property and equipment consists of vehicles and furniture and are recorded at cost and, excluding land, are depreciated using the straight-line method over the estimated useful lives of five years. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended February 28, 2005, and February 29, 2004, was $18,458 and $7,744, respectively.

Stock-based Compensation
------------------------

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

                          WYOMING OIL & MINERALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                   (Continued)




Fair Value of Financial Instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand. The carrying value of the Company's long-term debt approximates its fair value as the terms and conditions of the debt reflect current market conditions.

Concentrations of Credit Risk
-----------------------------

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash. The Company places its cash with a high quality financial institution. At various times during the year, the balance at the financial institution may have exceeded FDIC limits.

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

Recent Pronouncements
---------------------

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth the criteria to be used in determining whether an investment is a variable interest entity that should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity, which would require consolidation.

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that

                          WYOMING OIL & MINERALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                   (Continued)

allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after

                          WYOMING OIL & MINERALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                   (Continued)


December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

Reclassifications
-----------------

Certain amounts reported in the Company's financial statements for the year ended February 29, 2004, have been reclassified to conform to the current presentation.


2.  CHANGE IN CONTROL

On May 2, 2005, the Company executed an agreement (the Securities Purchase Agreement and Plan of Reorganization dated May 2, 2005, or "Purchase Agreement") to acquire all of the issued and outstanding capital stock of Bestip Development International Limited ("Bestip"). The Purchase Agreement was consummated with Bestip and its two stockholders. Bestip is a privately-held international business company organized under the laws of the British Virgin Islands ("BVI"), engaged through its subsidiaries in the manufacture and distribution of micro motors. Bestip is headquartered in Hong Kong and its manufacturing facilities are located in mainland China.

Pursuant to the terms of the Purchase Agreement, the Company will issue a total of 28,000,000 shares of its common stock for all of the capital stock of Bestip. Consummation of the acquisition is subject to numerous contingencies, including continuing due diligence and regulatory filings. Subject to satisfaction of these conditions, and upon closing of the transaction, Bestip would become a wholly-owned subsidiary of the Company. Closing of the transaction is contemplated by May 16, 2005.

If the acquisition contemplated by the Purchase Agreement is consummated, the Company will undergo a change in control. Simultaneously with closing, all of the existing officers and directors of the Company will resign and be replaced by individuals nominated by the Bestip stockholders. In addition, the stockholders of Bestip will acquire a majority of the outstanding voting stock of the Company.

If the acquisition is completed, the existing officers and directors will resign and be replaced by the directors nominated by the Bestip stockholders and identified above. Those directors, in turn, will appoint new officers of the Company after the closing.


3.  SPIN-OFF AND DISCONTINUED OPERATIONS

In June 2003, the Company's Board of Directors approved a dividend in the form of the common stock of its subsidiary, NFE. The dividend was to be paid in the form of one share of NFE common stock for every one share of common stock of Wyoming. However, the Board of Directors of NFE subsequently approved a one-for-four reverse split of NFE common stock. Consequently, the

                          WYOMING OIL & MINERALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                   (Continued)


effective dividend rate was one share of NFE common stock for each four shares of Wyoming common stock. In connection with the dividend, NFE filed a Form SB-2 registration statement to register its common stock to be issued as a dividend. The Securities and Exchange Commission approved the registration statement on April 13, 2004, and the shares were distributed to the shareholders. As a result of the dividend, NFE trades as a separate company. The Company reported the spin-off of NFE as a reduction to additional paid-in capital in the amount of $2,039,415.

Effective April 20, 2004, the Company sold certain net assets of its subsidiary, Blue Star Acid Service, Inc., for cash proceeds of $1,200,000. The Company recognized a net gain on the sale of $461,663.

The following table summarizes financial information for the discontinued operations for all periods presented:



                                              Year ended       Year ended
                                              February 28,     February 29,
                                                 2005             2004
                                              -----------      -----------

     Revenues                                 $   216,395      $ 1,594,748
                                              ===========      ===========

     (Loss) before income taxes               $   (21,225)     $   (52,474)
                                              ===========      ===========

     Net (loss)                               $   (18,040)     $   (44,603)
                                              ===========      ===========


4.  PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

     Vehicles                                                    $ 103,254
     Furniture                                                       9,785
                                                                 ---------
                                                                   113,039
     Less accumulated depreciation                                 (31,669)
                                                                 ---------

                                                                 $  81,370
                                                                 =========

                          WYOMING OIL & MINERALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                   (Continued)




5.  LONG TERM DEBT

The Company had long-term debt as follows:

     Note payable to bank, due in monthly
       payments of $1,097, including interest at
       4.99%, maturity date October 12, 2006,
       collateralized by a vehicle                     $  21,049

     Note payable to bank, due in monthly
       payments of $1,100 including interest at
       4.99%, maturity date October 27, 2006,
       collateralized by a vehicle                        21,004
                                                        --------
                                                          42,053
     Less current portion                                (24,832)
                                                        --------
                                                       $  17,221
                                                        ========

Maturities of long-term debt are as follows:

Years ended:
------------
               February 28, 2006                       $  24,832
               February 28, 2007                          17,221
                                                       ---------

                                                       $  42,053
                                                      ==========


6.  INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The provision for income taxes differs from the amount computed by applying the statutory federal and state income tax rates to income before provision for income taxes. The Company's estimated effective tax rate of 38.95% is offset by a reserve due to the uncertainty regarding the realization of the deferred tax asset. It is more likely than not that the net tax deferred benefits will not be realized.

                          WYOMING OIL & MINERALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                   (Continued)



The provision (benefit) for income taxes consist of the following components:

                                             2005                2004
                                        ---------------      --------------
           Current                      $           ---      $         ---
           Deferred                                 ---                ---

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                     2005          2004
                                                  ---------      ---------
     Deferred tax assets:
       Net operating loss carryforwards           $ 993,433      $ 865,047
     Deferred tax liabilities:
       Cash basis difference                        (15,585)       (16,305)
                                                  ---------      ---------
                                                    977,849        848,742
     Less valuation allowance                      (977,849)      (848,742)
                                                  ---------      ---------

                                                  $      --      $      --
                                                  =========      =========

The change in the deferred tax asset valuation for the year ended February 29, 2005 was an increase of approximately $129,107.

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:


     Statutory U.S. federal rate               34.00 %
     State income taxes                         4.95
                                              ------
                                               38.95 %
                                              ======


The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes. The primary differences result from net operating losses.

The Company has a consolidated tax loss carryforward of $2,510,523, which expires through 2024. However, because of the Section 382 limitation, the portion of the Company's total net operating loss carryforward which may be utilized through expiration is not currently known, but it is more likely than not that the tax loss carryforwards will not be utilized.


7.  STOCKHOLDERS' EQUITY

Common Stock
------------

On December 15, 2003, the shareholders voted to amend the articles of incorporation of the Company to increase the authorized common stock of the Company from 25,000,000 shares

                          WYOMING OIL & MINERALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                   (Continued)



to 50,000,000 shares and voted for a reverse stock split of outstanding common stock on a 1 for 10 basis. The Company had determined that January 19, 2004,was the date of record for the reverse stock split. The financial statements reflect the retroactive application of the reverse stock split on all common share and per share amounts. In connection with the stock split, the Company paid shareholders a total of $289 for fractional shares.

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

On April 2, 2004, the Company issued 20,000 shares of its common stock as consideration for a consulting agreement. The shares were issued under the provisions of the Non-Qualified Stock Option and Stock Grant Plan. The consulting agreement provides for corporate development and strategic management consulting services to be provided over the period of one year. The closing price of the common stock on the effective date of the agreement, April 2, 2004, was $6.25, and the Company recognized deferred stock compensation of $125,000. Amortization expense of $114,236 has been recorded for the year ended February 28, 2005.

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

In connection with the Preferred Stock transaction, the Company issued a Warrant to purchase one hundred thousand (100,000) shares of its $0.01 par value Common Stock. The warrant could be exercised, in whole or in part, at any time prior to September 30, 2004, at an exercise price of $1.25 per share. The warrants were valued at $82,366, of which $57,750 relating to the unpaid preferred stock subscriptions is shown as a reduction of stockholders' equity. The total purchase price of $500,000, which included the above warrants, was allocated $417,634 to preferred stock and $82,366 to the warrants.

On April 2, 2003, additional cash proceeds of $12,500 were received as payment on the subscription. On May 23, 2003 the subscription was in declared in default, the total cash proceeds of $162,500 were converted to common stock at $10.00 per share and the warrants were cancelled.

                          WYOMING OIL & MINERALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                   (Continued)


Stock Option and Stock Grant Plan
---------------------------------

In April 2004, the Company approved the Non-Qualified Stock Option and Stock Grant Plan (the Plan). This Plan expires in April 2014. It provides that the board of directors is authorized to appropriate, grant options and make stock grants with respect to, and otherwise issue and sell for the purposes of the Plan, a total number not in excess of 250,000 shares of the Company's common stock. As of February 28, 2005, 20,000 shares of common stock had been awarded under this Plan.


8.  COMMITMENTS

On April 29, 2004, the Company entered into an agreement for the lease of office space at the rate of $1,182 per month for a period of one year from May 1, 2004 to April 30, 2005. The lease has not yet been renewed.

The officers of the Company have entered into employment agreements with the Company that provide a monthly salary of $12,500 per month through March 1, 2006. In the event there is a change in control of the Company, the officers are entitled to their compensation through the end of the term of the agreements, March 1, 2006.


9.  MISCELLANEOUS INCOME

In March 2004, the Company executed a non-binding letter of intent to acquire Truact Americas, Inc., a privately held Delaware corporation engaged in the electronic security business. In connection with the letter of intent, the Company received a non-refundable cash deposit of $50,000 to cover its legal and due diligence expenses. In the course of its investigation, the Company determined that the proposed acquisition was not consistent with its business plan, and terminated the letter of intent. The deposit amount of $50,000 has been included in miscellaneous income for the year ended February 28, 2005.


10.  RELATED PARTY TRANSACTIONS

During the year ended February 28, 2005, the Company paid an outside director $30,000 in director's compensation and bonus and $2,100 for professional services.

As of February 28, 2003, the Company had notes payable to officers totaling approximately $116,166. These notes, plus accrued interest, were paid in full during fiscal 2004.

                          WYOMING OIL & MINERALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                   (Continued)


11.  SUBSEQUENT EVENTS

Effective March 1, 2005, the Company sold all of the stock of BSAS, Inc. to the officers and directors of the Company in exchange for the assumption of the long term debt owed by BSAS. The Company recognized a loss of $30,110 on the sale of the subsidiary.

Effective March 2, 2005, the Company entered into two Consulting Services Agreements with consultants for consulting services to be rendered over a period of six months. In exchange for services, the Company issued the consultants 7,500 and 120,000 shares, respectively, of the Company's common stock. The market value of the common stock of March 2, 2005, was $3.25 per share. The shares were issued under the provisions of the Non-Qualified Stock Option and Stock Grant Plan.

Effective April 19, 2005, the Company issued 5,000 shares of common stock to an employee of the Company, for services rendered. The market value of the common stock on April 19, 2005 was $3.05 per share. The shares were issued under the provisions of the Non-Qualified Stock Option and Stock Grant Plan.