Form 10QSB
period 2005-05-31
WYOMING OIL & MINERALS INC
filed 2005-07-21
CIK 108729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2005

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                    000-33625
                            (Commission file number)

                          WYOMING OIL & MINERALS, INC.
        (Exact name of small business issuer as specified in its charter)

                WYOMING                                       83-0217330
     (State or other jurisdiction                            (IRS Employer
   of incorporation or organization)                      Identification No.)

         BLOCK B, G/F., PRINCE INDUSTRIAL BUILDING, 106 KING FUK STREET,
                        SAN PO KONG, KOWLOON, HONG KONG
                    (Address of principal executive offices)

                                 (852) 2321 6108
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

The number of shares of common stock outstanding as of July 14, 2005 was 29,430,467.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          WYOMING OIL & MINERALS, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION                                              1

Item 1.   Financial Statements                                               1

          Consolidated Balance Sheet as of May 31, 2005 (unaudited)          1

          Consolidated Statements of Operations for the
          three month periods ended May 31, 2005 and 2004 (unaudited)        2

          Consolidated Statements of Cash Flows for the
          three month periods ended May 31, 2005 and 2004 (unaudited)        3

          Notes to Consolidated Financial Statements (unaudited)             4

Item 2.   Management's Discussion and Analysis or Plan of Operations         7

Item 3.   Controls and Procedures                                            9

PART II.  OTHER INFORMATION                                                  9

Item 6.   Exhibits                                                           9

SIGNATURES                                                                   10

                          WYOMING OIL & MINERALS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2005

                                                                  UNAUDITED
                                                               MAY 31, 2005
                                                                        USD
                                                               ------------
ASSETS

Current assets
Cash and cash equivalents                                           175,882
Prepayments, deposits and other receivables                         210,669
                                                               ------------

Total current assets                                                386,551
                                                               ------------

Other assets                                                          1,350
                                                               ------------

Total assets                                                        387,901
                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                                     95,413
Accrued expenses and other payables                                  30,393
                                                               ------------

Total current liabilities                                           125,806
                                                               ------------

Total liabilities                                                   125,806
                                                               ------------

Stockholders' equity

Preferred stock, 2,000,000 shares authorized,                            --
  no par value, none issued or outstanding
Common stock, 50,000,000 shares authorized,                          14,301
  $0.01 par value, 1,430,062 shares issued and outstanding
Additional paid-in capital                                        3,280,836
Accumulated (deficit)                                            (3,033,042)
                                                               ------------

Total stockholders' equity                                          262,095
                                                               ------------

Total liabilities and stockholders' equity                          387,901
                                                               ============

                                      WYOMING OIL & MINERALS, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 UNAUDITED
                                                                       -------------------------------
                                                                            THREE            THREE
                                                                        MONTHS ENDED      MONTHS ENDED
                                                                           MAY 31,          MAY 31,
                                                                            2005              2004
                                                                             USD              USD
                                                                        ------------      ------------
Revenue                                                                           --                --
                                                                        ------------      ------------

Operating expenses
              Depreciation and amortization                                     (487)           (2,320)

              Stock compensation                                            (215,699)          (20,486)

              Selling, general and administrative expenses                  (182,790)         (320,574)
                                                                        ------------      ------------

                        Total operating expenses                            (398,976)         (343,380)
                                                                        ------------      ------------

(Loss) from operations                                                      (398,976)         (343,380)
                                                                        ------------      ------------

Other income/(expense)
              Miscellaneous income                                               115            53,486

              Interest income                                                  1,665               667

              Interest expense                                                    --           (26,935)
                                                                        ------------      ------------

                        Other income (expense), net                            1,780            27,218
                                                                        ------------      ------------

(Loss) before income taxes                                                  (397,196)         (316,162)

Income tax expenses                                                          (68,978)               --
                                                                        ------------      ------------

(Loss) from continuing operations                                           (466,174)         (316,162)

(Loss) gain on sale of assets of discontinued operation, net of tax           (8,637)          461,663
(Loss) from discontinued operations, net of tax                                   --           (18,040)
(Loss) on sale of assets, net of tax                                         (30,110)               --
                                                                        ------------      ------------

Net income (loss)                                                           (504,921)          127,461
                                                                        ============      ============

Net (loss) income per common share
              Continuing operations                                            (0.33)            (0.25)
              Discontinued operations                                          (0.03)             0.34
                                                                        ------------      ------------

              Basic and diluted                                                (0.35)             0.10
                                                                        ============      ============

Weighted average shares outstanding                                        1,430,062         1,290,388
                                                                        ============      ============


                                                   2

                                      WYOMING OIL & MINERALS, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               UNAUDITED
                                                                    ------------------------------
                                                                       THREE             THREE
                                                                    MONTHS ENDED      MONTHS ENDED
                                                                      MAY 31,           MAY 31,
                                                                        2005              2004
                                                                        USD               USD
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
           Net cash  (used in) operating activities                     (235,697)         (327,112)
                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from sale of assets                                   42,135         1,200,000
                                                                    ------------      ------------

           Net cash provided by investing activities                      42,135         1,200,000
                                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Net cash  provided by (used in) financing activities           50,585          (170,000)
                                                                    ------------      ------------

DISCONTINUED OPERATIONS                                                       --           (33,649)
                                                                    ------------      ------------

(DECREASE) INCREASE IN CASH                                             (142,977)          669,239

BEGINNING BALANCE                                                        318,859            93,122
                                                                    ------------      ------------

ENDING BALANCE                                                           175,882           762,361
                                                                    ============      ============


                                                   3

                          WYOMING OIL & MINERALS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2005


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business
-----------------------------------

         Wyoming Oil & Minerals, Inc. (the "Company") was incorporated on February 23, 1973 under the laws of the state of Wyoming. The Company was engaged principally in the exploration, development and production of oil and gas, mainly in Wyoming and Colorado. Effective February 6, 2002 the Company acquired 100% of New Frontier Energy, Inc. ("NFE") and its wholly owned subsidiary, Skyline Resources Inc. ("Skyline"), in a reverse acquisition. The Company acquired Blue Star Acid Service, Inc. ("Blue Star"), a company engaged in the oil and gas well servicing industry, effective April 1, 2002.

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

         During the three-month period ended May 31, 2005, the Company sold certain net assets of its subsidary for $42,135 (see note 3).

Principles of Consolidation
---------------------------

         The consolidated financial statements include the accounts of the Company and its remaining subsidiary, Blue Star, a wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated. The consolidated financial results of the Company have been restated to reflect the spin-off of NFE and Skyline, and the sale of certain of the net assets of Blue Star.

         Accordingly, the revenues, costs, expenses, and cash flows of NFE, Skyline and Blue Star have been excluded from the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. These items have been reported as discontinued operations in the Consolidated Statements of Operations and Cash Flows.

Unaudited Statements
--------------------

         The Company has prepared the financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financials statements include all of the adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at February 28, 2005 included in the Company's Form 10-KSB.

Reclassifications
-----------------

         Certain amounts reported in the Company's financial statements for the three months ended May 31, 2005 have been reclassified to conform to the current presentation.

Recent Developments
-------------------

         On May 2, 2005, the Company executed an agreement (the Securities Purchase Agreement and Plan of Reorganization, or "Purchase Agreement") to acquire all of the issued and outstanding capital stock of Bestip Development International Limited ("Bestip"). The Purchase Agreement was executed with Bestip and its two stockholders. Bestip is a privately-held international business company organized under the laws of the British Virgin Islands ("BVI") , engaged through its subsidiaries in the manufacture and distribution of micro motors. Bestip is headquartered in Hong Kong and its manufacturing facilities are located in mainland China.

         On June 15, 2005, Bestip completed the reverse acquisition of the Company, pursuant to the terms of the Purchase Agreement. At the closing of the Purchaes Agreement, the shareholders of Bestip transferred to the Company all of the outstanding capital shares of Bestip in exchange for the Company's issuance of 28,000,000 shares of its common stock to the shareholders of Bestip. As a result of the Reorganization, Bestip became a wholly-owned subsidiary of the Company.

Changes in Control
------------------

         As a result of the acquistion contemplated by the Purchase Agreement described above, the Company has undergone a change in control. Simultaneously with closing, all of the existing officers and directors of the Company resigned and were replaced by individuals nominated by Bestip stockholders. In addition, the stockholders of Bestip have acquired a majority of the outstanding voting stock of the Company.

         Pursuant to the terms of the Purchase Agreement, Messrs. Shi Kai Biu (Simon) and Shi Kai Bon (Jeffrey) have been appointed as directors, to replace the existing directors who resigned at closing. Jeffrey Shi is the son of Simon Shi. Both Simon and Jeffrey Shi are residents and citizensj of Hong Kong.

         In addition to his position as director, Mr. Simon Shi will indirectly become the largest stockholder of the Company following the closing of the acquistion. Mr. Shi, through a subsidiary, is the owner of Ever Top Financial Corporation, which in turn owns 89% of the issued and outstanding stock of the Company following the closing.

         The business experience of Shi Kai Biu (Simon) and Shi Kai Bon (Jeffrey) for the last five (5) years is summarized in our Form 14f-1 dated May 9, 2005 filed with the SEC, and may be viewed in its entirety at www.sec.gov.

2.       COMMON STOCK

Issuance of Common Stock
------------------------

         Effective March 2, 2005, the Company entered into two Consulting Services Agreements with consultants for consulting services to be rendered over a period of six months. In exchange for services, the Company issued the consultants 7,500 and 120,000 shares, respectively, of the Company's common stock. The market value of the common stock of March 2, 2005, was $3.25 per share. The shares were issued under the provisions of Non-Qualified Stock Option and Stock Grant Plan.

         Effective April 19, 2005, the Company issued 5,000 shares of common stock to an employee of the Company, for services rendered. The market value of the common stock on April 19, 2005 was $3.05 per share. The shares were issued under the provisions of the Non-qualified Stock Option and Stock Grant Plan.

3.       SALES OF ASSETS

         Effective March 2, 2005, the Company sold its used vehicles for $42,125. The Company recognized a loss on the sale of $30,110.

         Effective May 31, 2005, the Company sold its used furnitures for $10. The Company recognized a loss on the sale of $8,637.

4.       COMMITMENTS

         On April 29, 2004, the Company entered into an agreement for the lease of office space at the rate of $1,182 per month for a period of one year from May 1, 2004 to April 30, 2005. The lease has not yet been renewed.

5.       MISCELLANEOUS INCOME

         In March 2004, the Company executed a non-binding letter of intent to acquire Truact Americas, Inc., a privately held Delaware corporation engaged in the electronic security business. In connection with the letter of intent, the Company received a non-refundable cash deposit of $50,000 to cover its legal and due diligence expenses. In the course of its investigation, the Company determined that the proposed acquisition was not consistent with its business plan, and terminated the letter of intent. The deposit amount of $50,000 has been included in miscellaneous income for the year ended February 28, 2005

6.       RELATED PARTY TRANSACTIONS

         Effective March 2, 2005, the Company sold its used vehicles to Mr. Bill
         M. Conrad and Mr. Raymond E. McElhaney for $42,125.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

As of May 31, 2005, the Company had insignificant assets and had not generated significant revenues since April 2004, when it completed the spin-off of its former subsidiary, New Frontier Energy, Inc., and the sale of its former subsidiary, Blue Star Acid Services, Inc.

On June 15, 2005, Bestip Development International Limited, an International Business Company organized under the laws of the British Virgin Islands ("Bestip"), completed the reverse acquisition of the Company, pursuant to which the Company has acquired all of the outstanding capital shares of Bestip in exchange for a controlling interest in the Company (the "Reorganization"). Pursuant to the Securities Purchase Agreement and Plan of Reorganization dated May 2, 2005 by and among the Company, Bestip and the shareholders of Bestip, at the closing of the Purchase Agreement, the shareholders of Bestip transferred to the Company all of the outstanding capital shares of Bestip in exchange for the Company's issuance of 28,000,000 shares of its common stock to the shareholders of Bestip (representing approximately 95% of the Company's total capital stock outstanding after giving effect to its acquisition of Bestip). As a result of the Reorganization, Bestip became a wholly-owned subsidiary of the Company.

On June 24, 2005, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K that disclosed, among other things, the audited financial statements of Bestip as of and for the fiscal years ended March 31, 2004 and 2003, and the unaudited balance sheet of Bestip as of December 31, 2004 and unaudited statements of income and cash flows for the nine months then ended.

On July 11, 2005, the Company filed a definitive information statement with the Securities and Exchange Commission in connection with a proposed amendment to the Company's articles of incorporation to change the Company's name to "Sun Motor International, Inc." The Company anticipates that the amendment to its articles of incorporation will become effective on or after August 1, 2005, upon filing with the Wyoming Secretary of State.

PLAN OF OPERATION

As discussed above, prior to the Reorganization, Company had insignificant assets and had not generated significant revenues since April 2004 and, in connection with the Reorganization, Bestip became a wholly-owned subsidiary of the Company. As a result, the Company's primary operations and assets are that of Bestip's. Bestip was incorporated in the British Virgin Islands on April 26, 1994 by Mr. Shi Kai Biu as the investment holding company of the Sun Motor Technology group of companies ("Sun Motor"). Sun Motor designs, manufactures and markets micro motors for a wide range of applications including automobile components, home appliances, power tools, multimedia, personal care, and business equipment. Its clients include several European and US based multinational corporations.

The Company anticipates that there will be organic growth in sales from the existing customers and potential new customers. The Company also plans on making investments in working capital and equipment progressively, based upon and to accommodate business growth.

The Company is also exploring opportunities to expand its business, including a possible merger or acquisition opportunities.

The Company will carry out continuing product research and development for new and improved products.

The Company does not expect any material sales of plant and equipment.

The Company expects that there will be an increase in the number of employees due to expected growth in the Company's business.

CORPORATE REORGANIZATION

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified an recognized apart form goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairments recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to the reverse acquisition of the Company by Bestip discussed above.

         The Company has been informed that the transaction with Bestip will be accounted for as a reverse acquisition with the Company being the surviving registrant. As a result, Bestip's shareholders will exercise control over the Company. The transaction will be deemed to be a capital transaction where the Company is treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, Bestip will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

OFF-BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet financing arrangements as of May 31, 2005.

FORWARD LOOKING STATEMENTS

The statements contained in this press release that are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements, without limitation, regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Wyoming Oil & Minerals Inc. and Bestip Development International Limited intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things: (1) success of the reverse acquisition; (2) Bestip Development International Limited's expected revenue and earnings growth; and (3) estimates regarding the size of target markets. These statements are qualified by important factors that could cause Bestip Development International Limited's actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to: (1) Bestip Development International Limited's ability to obtain development financing as and when needed, (2) Bestip Development International Limited's continued profitable operations; (3) the market's acceptance of Bestip Development International Limited's products and services; (4) significant competition from other micro motor OEM companies and technologies, and (5) Bestip Development International Limited's ability to protect its intellectual property. These statements, and other forward looking statements, are not guarantees of future performance and involve risks and uncertainties.

ITEM 3.    CONTROLS AND PROCEDURES

         (a) The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of May 31, 2005, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officers of May 31, 2005, management evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be included in its periodic filings with the Securities and Exchange Commission.

         (b) There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended May 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS


    REGULATION
    S-B NUMBER            EXHIBIT
    ----------            -------

         2.1 Securities Purchase Agreement and Plan of Reorganization dated May 2, 2005 by and among the Company, Bestip, and the shareholders of Bestip. (1)

         31.1     Rule 13a-14(a) Certification of Chief Executive Officer

         31.2     Rule 13a-14(a) Certification of Chief Financial Officer

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------

(1) Previously filed as part of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2005.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                Wyoming Oil & Minerals, Inc.
                                                (Registrant)


Date:  July 15, 2005                            By:/s/   Shi Kai Biu
                                                   -----------------------------
                                                     Shi Kai Biu,
                                                     Chief Executive Officer



                                                By:/s/   Wong Kwong Ling
                                                   -----------------------------
                                                     Wong Kwong Ling,
                                                     Chief Financial Officer