Form 10-Q
period 2005-06-30
WYOMING OIL & MINERALS INC
filed 2005-08-22
CIK 108729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          FOR THE TRANSITION PERIOD FROM MARCH 1, 2005 TO JUNE 30, 2005

                                    000-33625
                            (Commission file number)

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

                                   FEBRUARY 28
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

         The number of shares of common stock outstanding as of August 19, 2004 was 29,430,062.

                                    WYOMING OIL & MINERALS, INC.
                                    QUARTERLY REPORT ON FORM 10-Q
                            FOR THE TRANSITION PERIOD ENDED JUNE 30, 2005

                                                INDEX

                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                                                  3

           Consolidated Balance Sheets as of June 30, 2005 (unaudited) and
             March 31, 2005                                                                      3

           Consolidated Statements of Operations for the
           three month periods ended June 30, 2005 and 2004 (unaudited)                          4

           Consolidated Statements of Cash Flows for the
           three month periods ended June 30, 2005 and 2004 (unaudited)                          5

           Notes to Consolidated Financial Statements (unaudited)                                6

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                               11

Item 3.    Quantitative and Qualitative Disclosure Controls About Market Risks                  13

Item 4.    Controls and Procedures                                                              13

PART II.   OTHER INFORMATION

Item 6.    Exhibits                                                                             14

SIGNATURES                                                                                      15



                                     WYOMING OIL AND MINERALS, INC.

                                      CONSOLIDATED BALANCE SHEETS


                                                                AT JUNE 30, 2005      AT MARCH 31, 2005
                                                                     (UNAUDITED)              (AUDITED)
                                                                             USD                    USD
ASSETS

Current assets

    Cash and cash equivalents                                            145,833                364,600
    Restricted short-term bank deposits                                2,274,232              1,623,731
    Accounts receivable, net                                          13,472,805             11,242,647
         Inventories, net                                              7,405,509              7,155,980
    Prepayments, deposits and other receivables                        1,308,418              1,156,771
    Income tax recoverable                                                 5,219                  5,219
    Amounts due from related companies                                   146,908                 52,023
    Amount due from a director                                           627,965                613,010
    Amount due from ultimate holding company                               8,358                123,559
                                                              ------------------     ------------------

Total current assets                                                  25,395,247             22,337,540

Property, plant and equipment, net                                    13,994,460             13,783,941
Deposits for acquisition of property, plant and equipment                     --                550,548
Other investment                                                          29,069                 29,069
Deferred tax assets                                                      301,586                302,582
                                                              ------------------     ------------------

Total assets                                                          39,720,362             37,003,680
                                                              ==================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Accounts payable                                                   8,724,775              7,909,110
    Accrued expenses and other payables                                3,671,795              3,188,936
    Amount due to a related company                                      267,930                165,100
    Dividend payable                                                     184,615                184,615
    Bank overdrafts                                                    3,257,229              2,795,015
    Current maturities of bank borrowings                              9,147,844              8,622,520
    Current maturities of capital lease obligations                      604,776                760,865
    Income tax payable                                                    71,657                 71,487
                                                              ------------------     ------------------

Total current liabilities                                             25,930,621             23,697,648


Capital lease obligations, less current maturities                       261,852                327,561
Deferred tax liabilities                                               2,106,745              2,008,933
                                                              ------------------     ------------------

Total liabilities                                                     28,299,218             26,034,142
                                                              ------------------     ------------------

Minority interests                                                       184,682                193,627
                                                              ------------------     ------------------

Stockholders' equity
    Common stock (Note 7)                                                294,301                    100
    Additional paid-in-capital                                           888,927              1,183,128
    Other comprehensive income                                            19,774                 19,774
    Retained profits                                                  10,033,460              9,572,909
                                                              ------------------     ------------------

Total stockholders' equity                                            11,236,462             10,775,911
                                                              ------------------     ------------------

Total liabilities and stockholders' equity                            39,720,362             37,003,680
                                                              ==================     ==================


             See the accompanying notes to the unaudited consolidated financial statements


                            WYOMING OIL AND MINERALS, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           THREE MONTHS ENDED
                                                 ------------------------------------
                                                   JUNE 30, 2005        JUNE 30, 2004
                                                     (UNAUDITED)          (UNAUDITED)
                                                             USD                  USD


Total net sales                                       13,691,681           11,735,588

Cost of sales                                        (10,530,752)          (9,192,770)
                                                 ---------------      ---------------

Gross profit                                           3,160,929            2,542,818

Depreciation and amortization                            (83,284)             (78,752)

Selling, general and administrative expenses          (2,375,408)          (1,907,550)
                                                 ---------------      ---------------

Operating income                                         702,237              556,516

Other income                                              24,192               84,797

Interest expense                                        (167,508)            (144,015)
                                                 ---------------      ---------------

Income before income tax                                 558,921              497,298

Income tax expenses (Note 5)                             (97,811)            (100,198)

Minority interests                                          (559)              (2,236)
                                                 ---------------      ---------------

Net income                                               460,551              394,864
                                                 ===============      ===============

Basic and diluted income per share (Note 6)                0.016                0.014
                                                 ===============      ===============


    See the accompanying notes to the unaudited consolidated financial statements


                                   WYOMING OIL AND MINERALS, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         THREE MONTHS ENDED
                                                               ------------------------------------
                                                                 JUNE 30, 2005        JUNE 30, 2004
                                                                   (UNAUDITED)          (UNAUDITED)
                                                                           USD                  USD
                                                               ---------------      ---------------
Cash flows from operating activities:

    Net cash (used in)/generated from operating activities            (195,136)             136,803

Cash flows from investing activities:

    Net cash used in investing activities                             (247,060)             (67,027)

Cash flows from financing activities:

    Net cash generated from/(used in) financing activities             223,429             (658,375)
                                                               ---------------      ---------------

Net decrease in cash and cash equivalents                             (218,767)            (588,599)

Cash and cash equivalents, beginning of period                         364,600              702,662
                                                               ---------------      ---------------

Cash and cash equivalents, end of period                               145,833              114,063
                                                               ===============      ===============


           See the accompanying notes to the unaudited consolidated financial statements

                                                 5

                         WYOMING OIL AND MINERALS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.       CHANGE OF FINANCIAL YEAR END DATE

         On July 9, 2005, the Board of Directors of Wyoming Oil and Minerals, Inc. (the "Company" or "WYOI") approved a change of fiscal year end date from February 28 to March 31, with all the required filings submitted to the United States Securities and Exchange Commission.


2.       BASIS OF PRESENTATION

         (i) The accompanying consolidated financial statements of the Company and its subsidiaries (the "Group") have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

                  In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

         (ii) On May 2, 2005, WYOI executed an agreement to acquire all the issued and outstanding capital stock of Bestip Development International Limited ("Bestip"). Pursuant to the terms of the agreement, WYOI will issue a total of 28,000,000 shares of its common stock in exchange for all of the capital stock of Bestip.

                  On June 15, 2005, the share exchange transaction was completed and it constituted a reverse takeover transaction. Accordingly, the purchase method under reverse takeover accounting is adopted for the preparation of consolidated financial statements. It means that the consolidated financial statements are issued under the name of the legal parent, WYOI, but a continuation of the consolidated financial statements of Bestip. The comparative figures are those of Bestip.


3.       DESCRIPTION OF BUSINESS

         Following the reverse takeover transaction as detailed in note 2(ii), the Company commenced to be engaging in the designing and manufacturing of various types of micro motors for toys, electrical appliances, office equipment, automobile accessories, camera, DVD and MP3 player. The customers are mainly located in Japan, Taiwan, Europe, the United States of America & Canada, the People's Republic of China (the "PRC"). Details of geographic information are presented in note 8.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

         USE OF ESTIMATES

         In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of property, plant and machinery. Actual results could differ from those estimates.

         ACCOUNTS RECEIVABLE

         The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful accounts to be fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. The Company does not accrue interest on trade accounts receivable. Accounts receivable are due 30 to 180 days after the invoice date.

         INVENTORIES

         Inventories are valued at the lower of cost or market with cost determined on a weighted average basis.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

         Depreciation and amortization are provided using the straight-line method over the estimated useful lives at the following annual rates:-

              Land                              Over the term of the lease
              Buildings                         4%
              Building improvements             20%
              Machinery and equipment           10% - 20%

         REVENUE RECOGNITION

         Revenues are recognized upon shipment of product, at which time title of goods has been transferred to the buyer.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Statement No. 154

         In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections". This Statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

         In addition, this Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change.

         This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.

         The Company does not expect the application of Statement No. 154 to have a material impact on our financial statements.


5.       INCOME TAX EXPENSES

         Income tax expenses represent the sum of current and deferred taxes, calculated at 17.5% on the estimated assessable profits of subsidiaries operating in Hong Kong.

6.       NET INCOME PER SHARE

         The basic and diluted net income per share is calculated using the net income and the weighted average number of shares outstanding during the reporting period.

                                                                         THREE MONTHS ENDED
                                                                ----------------------------------
                                                                  JUNE 30, 2005      JUNE 30, 2004
                                                                    (UNAUDITED)        (UNAUDITED)

         Net income                                                   USD460,551        USD394,864
                                                                ================   ===============

         Weighted average number of shares outstanding                28,251,439        28,000,000#
                                                                ================   ===============

         Basic and diluted income per share                                0.016             0.014
                                                                ================   ===============

         # The number represents the number of shares issued by the Company for the Exchange.


7.       COMMON STOCK                                              NO. OF SHARES            AMOUNT
                                                                                               USD
         Authorized:-

             Common stock at USD0.01 par value                        50,000,000           500,000
                                                                ================   ===============

         Issued and outstanding:-

             Common stock at USD0.01 par value
             At March 31, 2005
              Bestip share capital                                             -               100
                WYOI share capital                                     1,430,062                 -
             Shares issued for acquisition of Bestip
                (Note 2(ii))                                          28,000,000           294,201
                                                                ----------------   ---------------

                  AT JUNE 30, 2005                                    29,430,062           294,301
                                                                ================   ===============

8.       SEGMENT INFORMATION

         The nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar, they are considered as a single reportable segment under FAS 131, "Disclosures about Segments of an Enterprise and Related Information".

         Long-lived assets with net book value of USD13,994,460 are located in the PRC at June 31, 2005. Geographic information about the revenues, which are classified based on location of the customers, is set out as follows :-

                                                      THREE MONTHS ENDED
                                               -------------------------------
                                                   JUNE 2005         JUNE 2004
                                                 (UNAUDITED)       (UNAUDITED)
                                                         USD               USD

         Japan                                     5,389,382         5,290,570
         Taiwan                                    3,662,431         3,026,833
         PRC                                         274,954           214,761
         Europe                                      974,925           912,782
         United States & Canada                      787,900           611,579
         Other countries                           2,602,089         1,679,063
                                               -------------     -------------

         Total                                    13,691,681        11,735,588
                                               =============     =============

9.       PENSION PLANS

         The Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance ("MPF Scheme") for all of its eligible employees in Hong Kong.

         The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Group's subsidiary operating in Hong Kong at 5% of the participants' relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of the Group's contributions together with accrued returns irrespective of their length of service with the Group, but the benefits are required by law to be preserved until the retirement age of 65.

         As stipulated by the PRC government regulations, the Group's subsidiary operating in the PRC is required to contribute to the PRC insurance companies organized by the PRC Government which are responsible for the payments of pension benefits to retired staff. The monthly contribution was equal to 28.5% of the salaries of the staff. The Group has no obligation for the payment of pension benefits beyond the annual contributions described above.

         The assets of the schemes are controlled by trustees and held separately from those of the Group. Total pension cost was USD14,540 and USD14,618 during the three months ended June 30, 2005 and 2004 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We were incorporated under the laws of the State of Wyoming on February 23, 1973. Between April 2004 and the close of the reverse acquisition described below, we had insignificant assets and had not generated significant revenues

On June 15, 2005, Bestip Development International Limited, an International Business Company organized under the laws of the British Virgin Islands ("Bestip"), completed the reverse acquisition of our company, pursuant to which we acquired all of the outstanding capital shares of Bestip in exchange for a controlling interest in our company (the "Reorganization"). Pursuant to the Securities Purchase Agreement and Plan of Reorganization dated May 2, 2005 by and among our company, Bestip and the shareholders of Bestip, at the closing of the Purchase Agreement, the shareholders of Bestip transferred to us all of the outstanding capital shares of Bestip in exchange for our issuance of 28,000,000 shares of our common stock to the shareholders of Bestip (representing approximately 95% of our total capital stock outstanding after giving effect to its acquisition of Bestip). As a result of the Reorganization, Bestip became our wholly-owned subsidiary.

Bestip was incorporated in the British Virgin Islands on April 26, 1994 by Mr. Simon Shi as the investment holding company of the Sun Motor Technology group of companies ("Sun Motor"). Sun Motor designs, manufactures and markets micro motors for a wide range of applications including automobile components, home appliances, power tools, multimedia, personal care, and business equipment. Its clients include several European and US based multinational corporations.

On June 24, 2005, we filed with the Securities and Exchange Commission a Current Report on Form 8-K that disclosed, among other things, the audited financial statements of Bestip as of and for the fiscal years ended March 31, 2004 and 2003, and the unaudited balance sheet of Bestip as of December 31, 2004 and unaudited statements of income and cash flows for the nine months then ended.

On July 11, 2005, we filed a definitive information statement with the Securities and Exchange Commission in connection with a proposed amendment to our articles of incorporation to change our name to "Sun Motor International, Inc." We expect that the amendment to our articles of incorporation will become effective during the week of August 22, 2005, upon filing with the Wyoming Secretary of State.

Since the stockholders of Bestip acquired approximately 95% of our issued and outstanding common shares and the Bestip management team and board of directors became the management team and board of directors of our company, according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

         o Bestip is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in our balance sheet at their historical book values and the results of operations of Bestip have been presented for the comparative prior period; and

         o Control of the net assets and business of Wyoming Oil & Minerals, Inc. was acquired effective June 15, 2005. This transaction has been accounted for as a purchase of the assets and liabilities of Wyoming Oil & Minerals, Inc. by Bestip. The historical cost of the net liabilities assumed was $0.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements, without limitation, regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Wyoming Oil & Minerals Inc. and Bestip intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things: (1) success of the reverse acquisition; (2) Bestip's expected revenue and earnings growth; and (3) estimates regarding the size of target markets. These statements are qualified by important factors that could cause Bestip's actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to: (1) Bestip's ability to obtain development financing as and when needed, (2) Bestip's continued profitable operations; (3) the market's acceptance of Bestip's products and services; (4) significant competition from other micro motor OEM companies and technologies, and (5) Bestip's ability to protect its intellectual property. These statements, and other forward looking statements, are not guarantees of future performance and involve risks and uncertainties. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

RESULTS OF OPERATIONS

       FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004

Net sales for the three months ended June 30, 2005 totaled $13.7 million compared to $11.7 million for the three months ended June 30, 2004. The increase in net sales is the result of increased quantity sales.

Cost of sales for the three months ended June 30, 2005 totaled $10.5 million, or 76.9% of net sales, compared to $9.2 million, or 78.3% of net sales, for the three months ended June 30, 2004. Our gross margin for the quarter ended June 2005 was 23.08% compared to 21.67% in the quarter ended June 2004. The improvement in gross margin was the result of the sales of products with higher sales margin.

Selling, general and administrative expenses increased $467,858 for the three months ended June 30, 2005 to $2.4 million from $1.9 million for the same period of the prior year. Selling, general and administrative expenses as a percentage of total net sales increased to 17.3% for the three months ended June 30, 2005 compared to 16.3% for the prior year period. The increase was mainly due to increased advertising expenses for additional promotion and increased salaries for stronger work force.

Other income decreased from $84,797 during the three months ended June 30, 2004 to $24,192 for the period ended June 30, 2005. The decrease was mainly due to the reduction of amount due from a director which was interest bearing at market rate.

Net income increased $65,687 for the three months ended June 30, 2005 to $460,551 from $394,864 for the same period of the prior year. However net income as a percentage of net sales remained constant at 3.3% for both quarters.

LIQUIDITY AND CAPITAL RESOURCES

We had a working capital deficit of $535,374 as of June 30, 2005. We believe that we will need $1.4 million of an additional working capital, in addition to our existing cash and cash equivalents and cash generated by operations, in order to meet our working capital needs, capital expenditures, and commitments for the next 12 months. Approved banking facilities have been granted from our bankers to facilitate the next 12 months natural growth.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. Market risk is attributed to all market sensitive financial instruments, including long-term debt.

         We do not utilize derivative financial instruments or investments in available-for-sale securities. All cash is held in both interest and non-interest bearing accounts. However, we do not believe that our cash accounts would have significant impact as a result of changes in interest rate since we do not rely on earnings from our cash accounts for cash flow.

ITEM 4.  CONTROLS AND PROCEDURES

         We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of June 30, 2005, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officers of June 30, 2005, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in its periodic filings with the Securities and Exchange Commission.

         There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS


    REGULATION
    S-K NUMBER                             EXHIBIT

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

                                             Wyoming Oil & Minerals, Inc.
                                             (Registrant)


Date:  August 22, 2005

                                             By: /s/ Simon Shi
                                                 ----------------------------
                                                 Simon Shi,
                                                 Chief Executive Officer



                                             By: /s/ Eric Wong
                                                 ----------------------------
                                                 Eric Wong,
                                                 Chief Financial Officer