Form 10-Q
period 2005-09-30
Sun Motor International Inc
filed 2005-11-14
CIK 108729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                                    000-33625
                            (Commission file number)

                          SUN MOTOR INTERNATIONAL, INC.
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

         The number of shares of common stock outstanding as of November 11, 2005 was 29,440,062.

                                     SUN MOTOR INTERNATIONAL, INC.
                                     QUARTERLY REPORT ON FORM 10-Q
                               FOR THE PERIOD ENDED SEPTEMBER 30, 2005


                                                 INDEX
                                                                                                Page
                                                                                               Number
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 2005 (unaudited) and
         March 31, 2005                                                                          3

         Consolidated Statements of Operation for the three month periods
         And six months ended September 30, 2005 and 2004 (unaudited)                            4

         Consolidated Statements of Cash Flows for the six month periods
         ended September 30, 2005 and 2004 (unaudited)                                           5

         Notes to Consolidated Financial Statements (unaudited)                                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                                              12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE CONTROLS ABOUT MARKET RISKS                    14

ITEM 4.  CONTROLS AND PROCEDURES                                                                14

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS                                                                            15

SIGNATURES                                                                                      16


                                     SUN MOTOR INTERNATIONAL, INC.
                          (FORMERLY KNOWN AS WYOMING OIL AND MINERALS, INC.)

                                      CONSOLIDATED BALANCE SHEETS


                                                                   AT SEPTEMBER 30,       AT MARCH 31,
                                                                               2005               2005
                                                                        (UNAUDITED)          (AUDITED)
                                                                                USD                USD
ASSETS

Current assets

    Cash and cash equivalents                                              226,848             364,600
    Restricted short-term bank deposits                                  3,265,154           1,623,731
    Accounts receivable, net                                            14,662,560          11,242,647
         Inventories, net                                                7,732,667           7,155,980
    Prepayments, deposits and other receivables                          1,881,048           1,156,771
    Income tax recoverable                                                   5,219               5,219
    Amounts due from related companies                                      59,362              52,023
    Amount due from a director                                             630,706             613,010
    Amount due from ultimate holding company                               125,410             123,559
                                                                    --------------      --------------

Total current assets                                                    28,588,974          22,337,540

Property, plant and equipment, net                                      13,725,047          13,783,941
Deposits for acquisition of property, plant and equipment                       --             550,548
Other investment                                                            29,069              29,069
Deferred tax assets                                                        304,377             302,582
                                                                    --------------      --------------

Total assets                                                            42,647,467          37,003,680
                                                                    ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Accounts payable                                                     7,934,066           7,909,110
    Accrued expenses and other payables                                  2,904,014           3,188,936
    Amounts due to related companies                                        29,668             165,100
    Dividend payable                                                       184,615             184,615
    Bank overdrafts                                                      3,913,231           2,795,015
    Current maturities of bank borrowings                               12,274,584           8,622,520
    Current maturities of capital lease obligations                        720,457             760,865
    Income tax payable                                                     149,435              71,487
                                                                    --------------      --------------

Total current liabilities                                               28,110,070          23,697,648

Capital lease obligations, less current maturities                         599,684             327,561
Deferred tax liabilities                                                 2,114,272           2,008,933
                                                                    --------------      --------------

Total liabilities                                                       30,824,026          26,034,142
                                                                    --------------      --------------

Minority interests                                                         196,029             193,627
                                                                    --------------      --------------

Stockholders' equity
    Common stock (Note 7)                                                  294,301                 100
    Additional paid-in-capital                                             888,927           1,183,128
    Other comprehensive income                                              19,774              19,774
    Retained profits                                                    10,424,410           9,572,909
                                                                    --------------      --------------

Total stockholders' equity                                              11,627,412          10,775,911
                                                                    --------------      --------------

Total liabilities and stockholders' equity                              42,647,467          37,003,680
                                                                    ==============      ==============

             See the accompanying notes to the unaudited consolidated financial statements



                                          SUN MOTOR INTERNATIONAL, INC.
                                (FORMERLY KNOWN AS WYOMING OIL AND MINERALS, INC.)

                                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                                 ----------------------------       ----------------------------
                                                        2005             2004              2005            2004
                                                 (UNAUDITED)      (UNAUDITED)       (UNAUDITED)     (UNAUDITED)
                                                         USD              USD               USD             USD

Total net sales                                   15,464,005       14,079,476       29,155,686       25,815,064

Cost of sales                                    (12,272,376)     (10,979,815)     (22,803,128)     (20,172,585)
                                                 -----------      -----------      -----------      -----------

Gross profit                                       3,191,629        3,099,661        6,352,558        5,642,479

Depreciation and amortization                        (88,710)         (80,192)        (171,994)        (158,944)

Selling, general and administrative expenses      (2,425,122)      (2,521,931)      (4,800,530)      (4,429,481)
                                                 -----------      -----------      -----------      -----------

Operating income                                     677,797          497,538        1,380,034        1,054,054

Other income                                          50,733           34,904           74,925          119,701

Interest expense                                    (252,417)        (147,973)        (419,925)        (291,988)
                                                 -----------      -----------      -----------      -----------

Income before income tax                             476,113          384,469        1,035,034          881,767

Income tax expenses (Note 5)                         (83,320)         (54,111)        (181,131)        (154,309)

Minority interests                                    (1,843)          (4,067)          (2,402)          (6,303)
                                                 -----------      -----------      -----------      -----------

Net income                                           390,950          326,291          851,501          721,155
                                                 ===========      ===========      ===========      ===========

Basic and diluted net income per share (Note 6)        0.014            0.012            0.030            0.026
                                                 ===========      ===========      ===========      ===========


                  See the accompanying notes to the unaudited consolidated financial statements



                                 SUN MOTOR INTERNATIONAL, INC.
                      (FORMERLY KNOWN AS WYOMING OIL AND MINERALS, INC.)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      SIX MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                               ------------------------------
                                                                       2005              2004
                                                                (UNAUDITED)       (UNAUDITED)
                                                                        USD               USD
Cash flows from operating activities:

    Net cash (used in)/generated from operating activities       (2,705,405)        1,098,019

Cash flows from investing activities:

    Net cash used in investing activities                        (2,373,122)       (3,525,089)

Cash flows from financing activities:

    Net cash generated from financing activities                  4,940,775         1,843,151
                                                               ------------      ------------

Net decrease in cash and cash equivalents                          (137,752)         (583,919)

Cash and cash equivalents, beginning of period                      364,600           702,662
                                                               ------------      ------------

Cash and cash equivalents, end of period                            226,848           118,743
                                                               ============      ============


         See the accompanying notes to the unaudited consolidated financial statements


                                              5

                          SUN MOTOR INTERNATIONAL, INC.
               (FORMERLY KNOWN AS WYOMING OIL AND MINERALS, INC.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTES


1.       CHANGES OF COMPANY NAME AND FINANCIAL YEAR END DATE

         On July 9, 2005, the Board of Directors of Wyoming Oil and Minerals, Inc. (the "Company") approved a change of fiscal year end date from February 28 to March 31.

         On September 8, 2005 the Board of Directors of the Company approved a change of company name to Sun Motor International, Inc.

2.       BASIS OF PRESENTATION

         (i) The accompanying consolidated financial statements of the Company and its subsidiaries (the "Group") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

                  In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the six-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

         (ii) On May 2, 2005, the Company executed an agreement to acquire all the issued and outstanding capital stock of Bestip Development International Limited ("Bestip"). Pursuant to the terms of the agreement, the Company will issue a total of 28,000,000 shares of its common stock in exchange for all of the capital stock of Bestip.

                  On June 15, 2005, the share exchange transaction was completed and it constituted a reverse takeover transaction. Accordingly, the purchase method under reverse takeover accounting is adopted for the preparation of consolidated financial statements. It means that the consolidated financial statements are issued under the name of the legal parent, the Company, but a continuation of the consolidated financial statements of Bestip. The comparative figures are those of Bestip.

3.       DESCRIPTION OF BUSINESS

         Pursuant to the reverse takeover transaction as detailed in note 2(ii), the Company is engaged in the designing and manufacturing of various types of micro motors for toys, electrical appliances, office equipment, automobile accessories, camera, DVD and MP3 player. The customers are mainly located in Japan, Taiwan, Europe, the United States of America & Canada, the People's Republic of China (the "PRC"). Details of geographic information are presented in note 8.

                          SUN MOTOR INTERNATIONAL, INC.
               (FORMERLY KNOWN AS WYOMING OIL AND MINERALS, INC.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTES


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

         Depreciation and amortization are provided using the straight-line method over the estimated useful lives at the following annual rates :-

                  Land                               Over the term of the lease
                  Buildings                          4%
                  Building improvements              20%
                  Machinery and equipment            10% - 20%

                          SUN MOTOR INTERNATIONAL, INC.
               (FORMERLY KNOWN AS WYOMING OIL AND MINERALS, INC.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTES


4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

         REVENUE RECOGNITION

         Revenues are recognized upon shipment of product, at which time title of goods has been transferred to the buyer.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         NEW ACCOUNTING PRONOUNCEMENT

         In May 2005, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement which does not include specific transition provisions. FASB No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statements requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date applicable.

         The adoption of the statement had no material impact on the Company's results of operation or financial position.


5.       INCOME TAX EXPENSES

         Income tax expenses represent the sum of current and deferred taxes, calculated at 17.5% on the estimated assessable profits of subsidiaries operating in Hong Kong.

                          SUN MOTOR INTERNATIONAL, INC.
               (FORMERLY KNOWN AS WYOMING OIL AND MINERALS, INC.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTES


6.       NET INCOME PER SHARE

         The basic and diluted net income per share is calculated using the net income and the weighted average number of shares outstanding during the reporting period.

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                --------------------------     --------------------------
                                                       2005           2004            2005           2004
                                                (UNAUDITED)    (UNAUDITED)     (UNAUDITED)    (UNAUDITED)

         Net income                                390,950         326,291        851,501         721,155
                                                ==========     ===========     ==========     ===========

         Weighted average number
            of shares outstanding               28,251,439     28,000,000#     28,251,439     28,000,000#
                                                ==========     ===========     ==========     ===========

         Basic and diluted income per share          0.014           0.012          0.030           0.026
                                                ==========     ===========     ==========     ===========

         # The number represents the number of shares issued by the Company for the Exchange.


7.       COMMON STOCK                                                     NO. OF SHARES    AMOUNT USD

         Authorized :-

             Common stock at USD0.01 par value                               50,000,000       500,000
                                                                          =============    ==========

         Issued and outstanding :-

             Common stock at USD0.01 par value
             At March 31, 2005
                Bestip share capital                                                 --           100
                The Company share capital                                     1,430,062            --
             Shares issued for acquisition of Bestip (Note 2(ii))            28,000,000       294,201
                                                                          -------------    ----------

             At September 30, 2005                                           29,430,062       294,301
                                                                          =============    ==========


                                             9

                          SUN MOTOR INTERNATIONAL, INC.
               (FORMERLY KNOWN AS WYOMING OIL AND MINERALS, INC.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTES


8.       SEGMENT INFORMATION

         The nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar, they are considered as a single reportable segment under FAS 131, "Disclosures about Segments of an Enterprise and Related Information".

         Long-lived assets with net book value of USD13,725,047 are located in the PRC at September 30, 2005. Geographic information about the revenues, which are classified based on location of the customers, is set out as follows :-

                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                         -----------------------------------  ------------------------------------
                                                  2005                2004              2005                2004
                                           (UNAUDITED)         (UNAUDITED)       (UNAUDITED)         (UNAUDITED)
                                                   USD                 USD               USD                 USD

         Japan                                7,001,785           4,870,873        12,391,167          10,161,443
         Taiwan                               4,267,916           3,878,521         7,930,347           6,905,354
         PRC                                    366,471             303,652           641,425             518,413
         Europe                               1,153,440             925,396         2,128,365           1,838,178
         United States & Canada               1,019,752             873,973         1,807,652           1,485,552
         Other countries                      1,654,641           3,227,061         4,256,730           4,906,124
                                         ---------------     ---------------  ----------------    ----------------

         Total                               15,464,005          14,079,476        29,155,686          25,815,064
                                         ===============     ===============  ================    ================


9.       PENSION PLANS

         The Company participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance ("MPF Scheme") for all of its eligible employees in Hong Kong.

         The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Company's subsidiary operating in Hong Kong at 5% of the participants' relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of the Company's contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65.

                          SUN MOTOR INTERNATIONAL, INC.
               (FORMERLY KNOWN AS WYOMING OIL AND MINERALS, INC.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTES


9.       PENSION PLANS (CONT'D)

         As stipulated by the PRC government regulations, the Company's subsidiary operating in the PRC is required to contribute to the PRC insurance companies organized by the PRC Government which are responsible for the payments of pension benefits to retired staff. The monthly contribution was equal to 28.5% of the salaries of the staff. The Company has no obligation for the payment of pension benefits beyond the annual contributions described above.

The assets of the plans are controlled by trustees and held separately from those of the Company. Total pension cost was USD29,080 and USD29,236 during the six months ended September 30, 2005 and 2004 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We were incorporated under the laws of the State of Wyoming on February 23, 1973. Between April 2004 and the close of the reverse acquisition described below, we had insignificant assets and had not generated significant revenues.

On June 15, 2005, Bestip Development International Limited, an International Business Company organized under the laws of the British Virgin Islands ("Bestip"), completed the reverse acquisition of our company, pursuant to which we acquired all of the outstanding capital shares of Bestip in exchange for a controlling interest in our company (the "Reorganization"). Pursuant to the Securities Purchase Agreement and Plan of Reorganization dated May 2, 2005 by and among the Company, Bestip and the shareholders of Bestip, at the closing of the Purchase Agreement, the shareholders of Bestip transferred to the Company all of the outstanding capital shares of Bestip in exchange for the issuance of 28,000,000 shares of the Company's common stock to the shareholders of Bestip (representing approximately 95% of our total capital stock outstanding after giving effect to its acquisition of Bestip). As a result of the Reorganization, Bestip became our wholly-owned subsidiary.

Bestip was incorporated in the British Virgin Islands on April 26, 1994 by Mr. Simon Shi as the investment holding company of the Sun Motor Technology group of companies ('Sun Motor"). Sun Motor designs, manufactures and markets micro motors for a wide range of applications including automobile components, home appliances, power tools, multimedia, personal care, and business equipment. Its clients include several European and US based multinational corporations.

On June 24, 2005, we filed with the Securities and Exchange commission a Current Report on Form 8-K that disclosed, among other things, the audited financial statements of Bestip as of and for the fiscal years ended March 31, 2004 and 2003, and the unaudited balance sheet of Bestip as of December 31, 2004 and unaudited statements of income and cash flows for the nine months then ended.

On July 11, 2005, we filed a definitive information statement with the Securities and Exchange Commission in connection with a proposed amendment to our articles of incorporation to change our name to "Sun Motor International, Inc." The amendment to the Company's articles of incorporation became effective on August 6, 2005, upon filing with the Wyoming Secretary of State.

Since the stockholders of Bestip acquired approximately 95% of our issued and outstanding common shares and the Bestip management team and board of directors became the management team and board of directors of the Company, according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

o Bestip is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the Company's balance sheet at their historical book values and the results of operations of Bestip have been presented for the comparative prior period; and
o Control of the net assets and business of Wyoming Oil & Minerals, Inc. was acquired effective June 15, 2005. This transaction has been accounted for as a purchase of the assets and liabilities of Wyoming Oil and Minerals, Inc. by Bestip. The historical cost of the net liabilities assumed was $0.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical are "forwarding-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 27E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements, without limitation, regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Wyoming Oil & Minerals Inc. and Bestip intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Act of 1995. Such forward-looking statements relate to, among other things: (1) success of the reverse acquisition; (2) Bestip's expected revenue and earnings growth; and (3) estimates regarding the size of target markets. These statements are qualified by important factors that could cause Bestip's actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to: (1) Bestip's ability to obtain development financing as and when needed, (2) Bestip's continued profitable operations; (3) competition from other micro motor OEM companies and technologies, and (5) Bestip's ability to protect its intellectual property. These statements, and other forward-looking statements, are not guarantees of future performance and involve risks and uncertainties. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement or reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004

NET SALES
Net sales for the three months ended September 30, 2005 increased by $1.4 million (10%) to $15.5 million compared to $14.1 million for the three months ended September 30, 2004. Higher net sales for the three months period were mainly contributed by increasing orders from Japan and North America.

COST OF SALES
Cost of sales for the three months ended September 30, 2005 totaled $12.3 million, or 79.4% of net sales, compared to $11.0 million, or 78.0% of net sales, for the three months ended September 30, 2004. Our gross margin for the three months ended September 2005 was 20.6% compared to 22.0% in the three months ended September 2004. This slight reduction in gross margin reflected increases in key raw material cost for the period.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization expenses of back office increased by $8,518 (11%), they maintained at the similar level as a percentage of total net sales as same period of last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses decreased by $96,809 (4%) to $2.4 million for the three months ended September 30, 2005 compared with $2.5 million for the same period last year. The decrease was due primarily to reduced selling commissions because of products mix. As a percentage of total net sales, selling, general and administrative expenses were to 15.7% for the three months ended September 30, 2005 compared with 17.9% for the prior year period.

OTHER INCOME
Other income during the three months ended September 30, 2005 increased by $15,829 (45%) to $50,733 for the period ended September 30, 2004. The increase was due mainly to additional interest income on bank deposits pledged as collateral for secured banking facilities.

INTEREST AND CAPITAL LEASE CHARGES
Interest and capital lease charges increased by $104,444 (71%) to $252,417 as a result of marginally higher interest rates and increased usage of bank facilities used to finance expanding sales.

NET INCOME
Net income increased by $64,659 for the three months ended September 30, 2005 to $390,950 from$326,291 for the same period of the prior year. Net income as a percentage of net sales showed a slight improvement from 2.3% to 2.5% for the same period of last year.

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004

NET SALES
Net sales for the six months ended September 30, 2005 increased by $3.4 million (13%) to $29.2 million compared to $25.8 million for the six months ended September 30, 2004. Higher sales for the six months ended September 30, 2005 were mainly contributed by increased sales to Japan, Taiwan and North America.

COST OF SALES
Cost of sales for the six months ended September 30, 2005 totaled $22.8 million, or 78.1% of net sales, compared to $20.2 million, or 78.3% of net sales, for the six months ended September 30, 2004. Our gross margin for the six months ended September 2005 was 21.9% compared to 21.7% in the three months ended September 2004. This slight reduction in gross margin reflected increases in key raw material cost for the period.

DEPRECIATION AND AMORTIZATION EXPENSES
Depreciation and amortization expenses increased by $13,050 (8%), down slightly as a percentage of total net sales compared with the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased by $371,049 or 8% for the six months ended September 30, 2005 to $4.8 million from $4.4 million for the same period of the prior year. This increase was primarily a result of higher advertising and promotional expenses and expansion of sales force during the period. As a percentage of total net sales, selling, general and administrative expenses declined to 16.5% for the six months from17.2% for the prior year period.

OTHER INCOME
Other income decreased by 37% to $74,925 for the six month period ended September 30, 2005, as a result of a reduction in an interest bearing loan to a Director.

INTEREST AND CAPITAL LEASE CHARGES
Interest and capital lease charges increased by $127,937 (44%) to $419,925, reflecting overall increases in interest rate and higher utilization of banking facilities to finance our growing sales during the period.

NET INCOME
Net income increased by $130,346 to $851,501 for the six months ended September 30, 2005 compared with $721,155 for the prior year period. This increase reflected higher sales for the six months combined with increasing operating margins beginning at the end of the first quarter as shown in an improving net income to sales ratio (2.9% for the six months compared with 2.8% for the prior year period).


LIQUIDITY AND CAPITAL RESOURCES

We had a working capital surplus of $478,904 as of September 30, 2005. We believe that we will need approximately $1 million of an additional working capital, in addition to our existing cash and cash equivalents and cash generated by operations, in order to meet our working capital needs, capital expenditures, and commitments for the next 12 months. Approved banking facilities have been granted from our bankers to facilitate the next 12 months natural growth. We will require additional financing to fund acquisitions or additional facilities.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of September 30, 2005, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission.

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

           None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS


      REGULATION
      S-K NUMBER                     EXHIBIT

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

                                    Sun Motor International, Inc.

(Registrant)


Date:  November 14, 2005

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