Form 10-Q
period 2005-12-31
Sun Motor International Inc
filed 2006-02-14
CIK 108729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

                         WYOMING OIL AND MINERALS, INC.
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]    Accelerated filer [X]   Non-accelerated filer [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

         The number of shares of common stock outstanding as of December 31, 2005 was 29,440,062.

                          SUN MOTOR INTERNATIONAL, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2005


                                      INDEX
                                                                            Page
                                                                          Number
PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets as of
            December 31, 2005 (unaudited) and March 31, 2005                   3

            Condensed Consolidated Statements of Operation for
            the three months and nine months ended December 31, 2005
            and 2004 (unaudited)                                               4

            Condensed Consolidated Statements of Cash Flows for
            the nine months ended December 31, 2005 and 2004 (unaudited)       5

            Notes to Condensed Consolidated Financial Statements (unaudited)   6


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                         12

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE CONTROLS ABOUT
            MARKET RISKS                                                      14

ITEM 4.     CONTROLS AND PROCEDURES                                           15


PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS                                                          16

SIGNATURES                                                                    17

                              SUN MOTOR INTERNATIONAL, INC.
                    (FORMERLY KNOWN AS WYOMING OIL AND MINERALS, INC.)

                          CONDENSED CONSOLIDATED BALANCE SHEETS



                                                               AT DECEMBER 31,   AT MARCH 31,
                                                                          2005           2005
                                                                   (UNAUDITED)      (AUDITED)
                                                                           USD            USD
                                                                    ----------     ----------
ASSETS

Current assets

    Cash and cash equivalents                                           98,101        364,600
    Restricted short-term bank deposits                              3,273,712      1,623,731
    Accounts receivable, net of allowance for doubtful accounts
      of USD1,111,511 and USD1,140,776                              15,813,157     11,242,647
    Inventories (note 7)                                             8,133,975      7,155,980
    Prepayments, deposits and other receivables                      1,928,595      1,156,771
    Income tax recoverable                                              21,938          5,219
    Amounts due from related companies                                  14,891         52,023
    Amount due from a director                                         618,522        613,010
    Amount due from ultimate holding company                           125,409        123,559
                                                                    ----------     ----------

Total current assets                                                30,028,300     22,337,540

Property, plant and equipment, net                                  14,158,001     13,783,941
Deposits for acquisition of property, plant and equipment                   --        550,548
Other investment                                                        29,069         29,069
Deferred tax assets                                                    302,582        302,582
                                                                    ----------     ----------

Total assets                                                        44,517,952     37,003,680
                                                                    ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Accounts payable                                                 9,345,907      7,909,110
    Accrued expenses and other payables                              3,505,700      3,188,936
    Amounts due to related companies                                    71,384        165,100
    Dividend payable                                                   184,615        184,615
    Bank overdrafts                                                  3,322,041      2,795,015
    Current maturities of bank borrowings                           12,028,219      8,622,520
    Current maturities of capital lease obligations                    808,265        760,865
    Income tax payable                                                  47,651         71,487
                                                                    ----------     ----------

Total current liabilities                                           29,313,782     23,697,648

Capital lease obligations, less current maturities                     599,683        327,561
Deferred tax liabilities                                             2,336,494      2,008,933
                                                                    ----------     ----------

Total liabilities                                                   32,249,959     26,034,142
                                                                    ----------     ----------

Minority interests                                                     195,370        193,627
                                                                    ----------     ----------

Stockholders' equity
    Common stock (Note 9)                                              294,401            100
    Additional paid-in-capital                                         888,827      1,183,128
    Other comprehensive income                                          19,774         19,774
    Retained profits                                                10,869,621      9,572,909
                                                                    ----------     ----------

Total stockholders' equity                                          12,072,623     10,775,911
                                                                    ----------     ----------

Total liabilities and stockholders' equity                          44,517,952     37,003,680
                                                                    ==========     ==========

 See the accompanying notes to the unaudited condensed consolidated financial statements





                              SUN MOTOR INTERNATIONAL, INC.
                    (FORMERLY KNOWN AS WYOMING OIL AND MINERALS, INC.)

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          DECEMBER 31,                     DECEMBER 31,
                                                 ----------------------------     -----------------------------
                                                        2005            2004              2005             2004
                                                 (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                                         USD              USD              USD              USD
                                                 -----------      -----------      -----------      -----------

Total net sales                                   13,438,942       11,678,363       42,594,628       37,493,427

Cost of sales                                    (10,205,174)      (9,063,547)     (33,008,301)     (29,236,132)
                                                 -----------      -----------      -----------      -----------

Gross profit                                       3,233,768        2,614,816        9,586,327        8,257,295

Depreciation and amortization                        (87,959)         (94,684)        (259,953)        (253,627)

Selling, general and administrative expenses      (2,351,435)      (2,110,231)      (7,151,965)      (6,539,712)
                                                 -----------      -----------      -----------      -----------

Operating income                                     794,374          409,901        2,174,409        1,463,956

Other income                                          49,562           32,557          124,487          152,258

Interest expense                                    (305,086)        (124,611)        (725,011)        (416,599)
                                                 -----------      -----------      -----------      -----------

Income before income tax                             538,850          317,847        1,573,885        1,199,615

Income tax expenses (Note 5)                         (94,299)        (118,681)        (275,430)        (272,990)

Minority interests                                       660           (7,208)          (1,743)         (13,511)
                                                 -----------      -----------      -----------      -----------

Net income                                           445,211          191,958        1,296,712          913,114
                                                 ===========      ===========      ===========      ===========

Basic and diluted income per share (Note 6)            0.015            0.007            0.045            0.033
                                                 ===========      ===========      ===========      ===========

Shares used in computing basis and
  diluted income per share  (Note 6)              29,436,455       28,000,000       29,042,881       28,000,000
                                                 ===========      ===========      ===========      ===========



 See the accompanying notes to the unaudited condensed consolidated financial statements





                              SUN MOTOR INTERNATIONAL, INC.
                    (FORMERLY KNOWN AS WYOMING OIL AND MINERALS, INC.)

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    NINE MONTHS ENDED
                                                                       DECEMBER 31,
                                                              ---------------------------
                                                                     2005            2004
                                                              (UNAUDITED)     (UNAUDITED)
                                                                      USD             USD
                                                               ----------      ----------
Cash flows from operating activities :

    Net cash (used in)/generated from operating activities     (2,615,523)      1,613,433

Cash flows from investing activities :

    Net cash used in investing activities                      (1,932,993)     (2,389,212)

Cash flows from financing activities :

    Net cash generated from financing activities                4,282,017         645,520
                                                               ----------      ----------

Net decrease in cash and cash equivalents                        (266,499)       (130,259)

Cash and cash equivalents, beginning of period                    364,600         388,377
                                                               ----------      ----------

Cash and cash equivalents, end of period                           98,101         258,118
                                                               ==========      ==========




 See the accompanying notes to the unaudited condensed consolidated financial statements

                                            5

                          SUN MOTOR INTERNATIONAL, INC.
               (FORMERLY KNOWN AS WYOMING OIL AND MINERALS, INC.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTES


1.       CHANGES OF COMPANY NAME AND FINANCIAL YEAR END DATE

         On July 9, 2005, the Board of Directors of Wyoming Oil and Minerals, Inc. (the "Company") approved a change of fiscal year end date from February 28 to March 31, effective as of July 9, 2005.

         Effective August 6, 2005, the Company changed its name from Wyoming Oil & Minerals, Inc. to Sun Motor International, Inc. to reflect the change in the Company's business.

2.       BASIS OF PRESENTATION

         (i) The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

                  In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the nine-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 8K as filed with the Securities and Exchange Commission on December 6, 2005.

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


3.       DESCRIPTION OF BUSINESS

         Pursuant to the reverse takeover transaction as detailed in note 2(ii), the Company is engaged in the designing and manufacturing of various types of micro motors for toys, electrical appliances, office equipment, automobile accessories, cameras, DVDs and MP3 players. The customers are mainly located in Japan, Taiwan, Europe, the United States of America, Canada and the People's Republic of China (the "PRC"). Details of geographic information are presented in note 10.

                          SUN MOTOR INTERNATIONAL, INC.
               (FORMERLY KNOWN AS WYOMING OIL AND MINERALS, INC.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTES

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

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

         Depreciation and amortization are provided using the straight-line method over the estimated useful lives at the following annual rates :

                  Land                           Over the term of the lease
                  Buildings                      4%
                  Building improvements          20%
                  Machinery and equipment        10% - 20%

                         SUN MOTOR INTERNATIONAL, INC.
               (FORMERLY KNOWN AS WYOMING OIL AND MINERALS, INC.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTES


6.       NET INCOME PER SHARE

         The basic and diluted net income per share is calculated using the net income and the weighted average number of shares outstanding during the reporting period.

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       DECEMBER 31,                  DECEMBER 31
                                                -------------------------     -------------------------
                                                      2005           2004           2005           2004
                                               (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
         Net income                                445,211        191,959      1,296,712        913,114
                                                ==========     ==========     ==========     ==========

         Weighted average number
            of shares outstanding               29,436,455     28,000,000#    29,042,881     28,000,000#
                                                ==========     ==========     ==========     ==========

         Basic and diluted income per share          0.015          0.007          0.045          0.033
                                                ==========     ==========     ==========     ==========

         # The number represents the number of shares issued by the Company for the Exchange.

7.       INVENTORIES

         Inventories consist of the following :

                                                              AT             AT
                                                    DECEMBER 31,      MARCH 31,
                                                            2005           2005
                                                     (UNAUDITED)      (AUDITED)
                                                             USD            USD
                                                      ----------     ----------
         Raw materials                                 6,041,538      5,239,622
         Work in progress                                349,540        375,178
         Finished goods                                1,851,229      1,649,512
                                                      ----------     ----------

                                                       8,242,307      7,264,312
         Less: Allowance for obsolete inventories       (108,332)      (108,332)
                                                      ----------     ----------

                                                       8,133,975      7,155,980
                                                      ==========     ==========

                          SUN MOTOR INTERNATIONAL, INC.
               (FORMERLY KNOWN AS WYOMING OIL AND MINERALS, INC.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTES


8.       CREDIT FACILITIES

         During the period, additional credit facilities were granted from banks and financial institutions. The credit limit of Trade line/bank borrowings line, Bank overdrafts line and Capital lease arrangements increased from $9.0 million, $2.8 million and $1.1 million to $15.9 million, $3.3 million and $1.4 million respectively at the end of the period.

         Credit facilities were utilized as follows at the end of the periods:

                                                              AT             AT
                                                    DECEMBER 31,      MARCH 31,
                                                            2005           2005
                                                     (UNAUDITED)      (AUDITED)
                                                             USD            USD
                                                    ------------   ------------

         Trade line/bank borrowings                   12,028,219      8,622,520
         Bank overdrafts                               3,322,041      2,795,015
         Capital lease obligations                     1,407,948      1,088,426
                                                    ------------   ------------

                                                      16,758,208     12,505,961
                                                    ============   ============

9. COMMON STOCK                                    NO. OF SHARES     AMOUNT USD

         Authorized :

             Common stock at USD0.01 par value        50,000,000        500,000
                                                    ============   ============

         Issued and outstanding :

             Common stock at USD0.01 par value
             At December 31, 2005
                Bestip share capital                          --            100
                The Company share capital              1,440,062             --
             Shares issued for acquisition
               of Bestip (Note 2(ii))                 28,000,000        294,301
                                                    ------------   ------------

             At December 31, 2005                     29,440,062        294,401
                                                    ============   ============

                          SUN MOTOR INTERNATIONAL, INC.
               (FORMERLY KNOWN AS WYOMING OIL AND MINERALS, INC.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTES


10.      SEGMENT INFORMATION

         The nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar, they are considered as a single reportable segment under FAS 131, "Disclosures about Segments of an Enterprise and Related Information".

         Long-lived assets with net book value of USD14,158,001 are located in the PRC at December 31, 2005. Geographic information about the revenues, which are classified based on location of the customers, is set out as follows :-


                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                            DECEMBER 31,                 DECEMBER 31,
                                    -------------------------     -------------------------
                                          2005           2004           2005           2004
                                   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                           USD            USD            USD            USD

         Japan                       6,044,650      4,040,195     18,435,817     14,201,640
         Taiwan                      3,684,498      3,217,078     11,614,845     10,122,432
         PRC                           316,375        251,867        957,800        770,280
         Europe                        955,766        767,579      3,084,131      2,605,755
         United States & Canada        920,353        724,926      2,728,005      2,210,478
         Other countries             1,517,300      2,676,718      5,774,030      7,582,842
                                    ----------     ----------     ----------     ----------

         Total                      13,438,942     11,678,363     42,594,628     37,493,427
                                    ==========     ==========     ==========     ==========

11.      PENSION PLANS

         The Company participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance ("MPF Scheme") for all of its eligible employees in Hong Kong.

         The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Company's subsidiary operating in Hong Kong at 5% of the participants' relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of the Company's contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved and not to be withdrawn until the retirement age of 65.

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

         The assets of the plans are controlled by trustees and held separately from those of the Company. Total pension cost was USD43,620 and USD43,854 during the nine months ended December 31, 2005 and 2004 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company was incorporated under the laws of the State of Wyoming on February 23, 1973. Between April 2004 and the close of the reverse acquisition described below, we had insignificant assets and had not generated significant revenues.

On June 15, 2005, Bestip Development International Limited, an International Business Company organized under the laws of the British Virgin Islands ("Bestip"), completed the reverse acquisition of our company, pursuant to which we acquired all of the outstanding capital shares of Bestip in exchange for a controlling interest in our company (the "Reorganization"). Pursuant to the Securities Purchase Agreement and Plan of Reorganization dated May 2, 2005 (the "Purchase Agreement") by and among the Company, Bestip and the shareholders of Bestip, at the closing of the Purchase Agreement, the shareholders of Bestip transferred to the Company all of the outstanding capital shares of Bestip in exchange for the issuance of 28,000,000 shares of the Company's common stock to the shareholders of Bestip (representing approximately 95% of our total capital stock outstanding after giving effect to its acquisition of Bestip). As a result of the Reorganization, Bestip became our wholly-owned subsidiary.

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

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical are "forwarding-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 27E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements, without limitation, regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Wyoming Oil & Minerals Inc. and Bestip intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Act of 1995. Such forward-looking statements relate to, among other things: (1) success of the reverse acquisition; (2) our expected revenue and earnings growth; and (3) estimates regarding the size of target markets. These statements are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to: (1) our ability to obtain development financing as and when needed, (2) our continued profitable operations; (3) competition from other micro motor OEM companies and technologies, and (5) our ability to protect our intellectual property. These statements, and other forward-looking statements, are not guarantees of future performance and involve risks and uncertainties. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement or reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

NET SALES
Net sales for the three months ended December 31, 2005 increased by $1.7 million (15.1%) to $13.4 million compared to $11.7 million for the three months ended December 31, 2004. Higher net sales for the three months period were mainly contributed by increasing sales to Japan.

COST OF SALES
Cost of sales for the three months ended December 31, 2005 totaled $10.2 million, or 75.9% of net sales, compared to $9.1 million, or 77.6% of net sales, for the three months ended December 31, 2004. Our gross margin for the three months ended December 31, 2005 was 24.1% compared to 22.4% in the three months ended December 31, 2004. This improvement in gross margin reflected better profitability of sales to the Japan market.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization expenses of back office maintained at the similar level as same period of last year. They decreased by 0.16% as a percentage of total net sales because of increased sales during the period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased by $241,204 (11.4%) to $2.35 million for the three months ended December 31, 2005 compared with $2.11 million for the same period last year. The increase was due primarily to additional staff and facilities in preparation for expected sales increases in coming year. As a percentage of total net sales, selling, general and administrative expenses were 17.5% for the three months ended December 31, 2005 compared with 18.1% for the prior year period.

OTHER INCOME
Other income increased by $17,005 to $49,562 for the three months period ended December 31, 2005. The increase was due mainly to increased interest rate and additional interest income on bank deposits pledged as collateral for secured banking facilities.

INTEREST AND CAPITAL LEASE CHARGES
Interest and capital lease charges increased by $180,475 (144.8%) to $305,086 as a result of overall increase in interest rates and higher usage of bank facilities used to finance expanding sales.

NET INCOME
Net income increased by $253,253 for the three months ended December 31, 2005 to $445,211 from$191,958 for the same period of the prior year. Net income as a percentage of net sales improved from 1.6% to 3.3% from the same period of last year.

FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

NET SALES
Net sales for the nine months ended December 31, 2005 increased by $5.1 million (13.6%) to $42.6 million compared to $37.5 million for the nine months ended December 31, 2004. Higher sales for the nine months ended December 31, 2005 were mainly contributed by increased sales to Japan, Taiwan and North America.

COST OF SALES
Cost of sales for the nine months ended December 31, 2005 totaled $33.0 million, or 77.5% of net sales, compared to $29.2 million, or 78.0% of net sales, for the nine months ended December 31, 2004. Our gross margin for the nine months ended December 31, 2005 was 22.5% compared to 22.0% in the nine months ended December 31, 2004. This improvement in gross margin reflected changes in sales mix with higher value-added in the period.

DEPRECIATION AND AMORTIZATION EXPENSES
Depreciation and amortization expenses maintained at the similar level as same period of last year. They decreased by 0.07% as a percentage of total net sales because of increased sales during the period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased by $612,253 or 9.4% for the nine months ended December 31, 2005 to $7.15 million from $6.54 million for the same period of the prior year. This increase was primarily a result of higher advertising and promotional expenses and expansion of sales force during the period. As a percentage of total net sales, selling, general and administrative expenses declined to 16.8% from17.4% for the prior year period.

OTHER INCOME
Although additional interest income was earned on increased bank deposits pledged as collateral for secured banking facilities, Other income decreased by 18.2% to $124,487 for the nine months period ended December 31, 2005 in comparison with the same period prior year, as a result of the reduction in interest bearing loan to a Director after the reverse acquisition on June 15, 2005.

INTEREST AND CAPITAL LEASE CHARGES
Interest and capital lease charges increased by $308,412 (74.0%) to $725,011, reflecting overall increases in interest rate and higher utilization of banking facilities to finance our growing sales during the period.

NET INCOME
Net income increased by $383,598 to $1,296,712 for the nine months ended December 31, 2005 compared with $913,114 for the prior year period. This increase reflected higher sales for the nine months combined with increasing operating margins as shown in an improving net income to sales ratio (3.0% for the nine months compared with 2.4% for the prior year period).


LIQUIDITY AND CAPITAL RESOURCES

The Company has relied primarily on cash flow from operations and bank loans for its capital requirements. The Company had a working capital surplus of $714,518 as of December 31, 2005.

The Company believes that it will need approximately $2.5 million of an additional working capital, in addition to our existing cash and cash equivalents and cash generated by operations, in order to meet the Company's working capital needs, capital expenditures, and commitments for the next 12 months. The Company will require additional financing to fund acquisitions or additional facilities. In this connection, the Company is seeking to raise additional funds through a placement of equity or debt or a combination thereof although no assurance can be given that such funds will be available, or if available, the terms thereof.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments. A 10 basis point change in the Company's average debt interest rate would not have a material effect on the Company's results of operations.

With respect to foreign currency exchange rates, the effect of a devaluation or fluctuation of the HK dollar against the US dollar would affect the Company's results of operations, financial position and cash flows, when presented in US dollars (based on a current exchange rate) as compared to HK dollars.

As the Company's debt obligations are primarily short-term in nature, with fixed interest rates, the Company does not have any risk from an increase in market interest rates. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rates would cause a commensurate increase in the interest expense related to such borrowings.

The Company uses a broad range of raw materials in its products. Such materials are subject to price volatility caused by commodity market fluctuations, supply and demand, currency fluctuations, and changes in governmental regulation. Price increases will result in increases in cost of sales. The Company may not be able to increase its product prices to offset these increased costs, and increasing prices may result in reduced sales volume and profitability.


ITEM 4. CONTROLS AND PROCEDURES
The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of December 31, 2005, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission.

There were no changes in our internal control over financial reporting that occurred during the nine months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                                   Sun Motor International, Inc.
                                                            (Registrant)


Date:  February 14, 2006

                                                   By: /s/ Simon Shi
                                                       -------------------------
                                                       Simon Shi,
                                                       Chief Executive Officer



                                                   By: /s/ Eric Wong
                                                       -------------------------
                                                       Eric Wong,
                                                       Chief Financial Officer