Form 10-K
period 2006-03-31
Sun Motor International Inc
filed 2006-07-13
CIK 108729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

                             ----------------------

(MARK ONE)

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         FOR THE FISCAL YEAR ENDED MARCH 31, 2006

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________ TO __________


                                     000-791
                              (COMMISSION FILE NO.)

                             ----------------------

                          SUN MOTOR INTERNATIONAL INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ----------------------

           WYOMING                                               84-0217330
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

                    BLOCK B, G/F., PRINCE INDUSTRIAL BUILDING
                        106 KING FUK STREET, SAN PO KONG,
                           KOWLOON, HONG KONG SAR, PRC
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (852) 2321-6108

                             ----------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES
                             EXCHANGE ACT OF 1934:
                                      NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES
                             EXCHANGE ACT OF 1934:
                     COMMON STOCK, $0.01 PAR VALUE PER SHARE

                             ----------------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 DAYS. YES |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer |_|   Accelerated filer |_|   Non-Accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the common stock held by non-affiliates, based on the average bid and asked prices reported on March 31, 2006 was $18,743,835. Shares of common stock held by each executive officer and director and by each person believed by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of June 15, 2006, there were 29,440,067 shares of registrant's common stock outstanding.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report contains a number of forward-looking statements that reflect management's current views and expectations with respect to its business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

         Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Risk Factors" as well as those discussed elsewhere in this Report, and the risks to be discussed in the next Annual Report on Form 10-K and in the press releases and other communications to stockholders issued by the Company from time to time which attempt to advise interested parties of the risks and factors that may affect its business. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ADDITIONAL INFORMATION

         We are subject to the informational requirements of the Exchange Act and, in accordance with the rules and regulations of the Securities and Exchange Commission, we file reports, proxy statements and other information. The public may read and copy such material at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549, at prescribed rates. For further information, the SEC maintains a website that contains reports, proxy and other information statements at http://www.sec.gov or call (800)SEC-0330.

         You may find us on the Web at www.sunmotor.com.hk. We do not intend to incorporate by reference any information contained on our website into this Form 10-K, and you should not consider information contained on our website as part of this Form 10-K.

                                TABLE OF CONTENT

                                     PART I

ITEM 1.     BUSINESS

ITEM 1A.    RISK FACTORS

ITEM 1B.    UNRESOLVED STAFF COMMENTS

ITEM 2.     PROPERTIES

ITEM 3.     LEGAL PROCEEDINGS

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

ITEM 6.     SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.    CONTROLS AND PROCEDURES

ITEM 9B.    OTHER INFORMATION

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

ITEM 11.    EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                     PART IV

ITEM 15.    SIGNATURES, EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 1. BUSINESS

HISTORY AND DEVELOPMENT

         The Company was incorporated in Wyoming on February 23, 1973. The Company had insignificant assets and had not generated significant revenues between April 2004 and the close of the reverse acquisition described below.

         On June 15, 2005, pursuant to the Securities Purchase Agreement and Plan of Reorganization dated as of May 2, 2005 by and among the Company, Bestip Development International Limited, a British Virgin Islands company ("Bestip"), and the shareholders of Bestip, the shareholders of Bestip transferred to the Company all of the outstanding capital shares of Bestip in exchange for the issuance of 28,000,000 shares of the Company's common stock to the shareholders of Bestip (representing approximately 95% of the Company's capital stock outstanding after giving effect to its acquisition of Bestip) (the "Reorganization"). As a result of the Reorganization, Bestip became a wholly-owned subsidiary of the Company.

         Effective August 6, 2005, the Company changed its name from Wyoming Oil & Minerals, Inc. to Sun Motor International, Inc. to reflect the change in the Company's business.

         Since the shareholders of Bestip acquired approximately 95% of the Company's issued and outstanding common shares and the Bestip management team and board of directors became the management team and board of directors of the Company, according to FASB Statement No. 141 - "Business Combinations," the Reorganization has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

         o Bestip is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the Company's balance sheet at their historical book values; and

         o Control of the net assets and business of the Company was acquired effective June 15, 2005. This transaction has been accounted for as a purchase of the assets and liabilities of the Company by Bestip. The historical cost of the net liabilities assumed was $0.

SUMMARY

         Sun Motor International, Inc. (the "Company") through its operating companies (see the organizational structure shown below) is an original design manufacturer and supplier of micro-motors to the global market with a broad range of applications in automotive parts, power tools, home appliances, business equipment, medical equipment, personal care products and consumer electronics. The Company operates in one industry segment, which includes the design, manufacture and sales of custom-designed and standard micro-motors. As used herein, the Company includes Bestip and its various operating companies.

         The Company, established by Mr. Simon Shi Kai Biu, Chairman and Chief Executive Officer, in 1983 in Hong Kong, is headquartered in Hong Kong and operates four manufacturing plants in China with a total manufacturing area of approximately 484,000 square feet. The Company's plants, located in Gong Ming, Xing Feng and Feng Gang in Guangdong Province of the People's Republic of China, are vertically integrated to facilitate the manufacture of high quality products at competitive prices. Production capability at the Company's manufacturing facilities encompasses assembling, machining, pressing, tooling, mold making and plastic injection molding to produce components and final products.

         The Company's products are distributed mainly through direct sales by its Sales and Marketing Department and also through four exclusive agents for the North America, Europe and Southeast Asian markets. The Company's agents act on an exclusive basis and sell products on the basis of either product category or geographic region. Agency arrangements are reviewed and renewed annually. The Company provides technical support to the direct sales team and sales agents together with in-house product engineering for customers to develop custom solutions for micro-motor requirements.

         The following is a chart of the organizational structure of the Company.

                          [Organizational chart here]

---------------------------------------------------------------------------------------------
COMPANY NAME                                  BUSINESS OPERATIONS
---------------------------------------------------------------------------------------------
Bestip Development International Limited      Investment Holding

Sun Motor Industrial Co Limited               Manufacturing and trading - AC motor

Sun Motor Manufactory Limited                 Manufacturing and trading - toys motor

Sun Motor Precision Products Limited          Manufacturing - metal and plastic parts

Sun Motor OEM Co Limited                      Manufacturing and trading - DC motor

Sun Motor Auto Parts Company Limited          Manufacturing and trading - auto parts

Sun Motor Holding Company Limited             Dormant

Sun Micro Motor Technology Limited            Staff employment

Billion Top Developments Limited              Investment Holding

Fuvanka Industries Limited                    Property Holding

Classic Choice Investments Limited            Investment holding

Dragon Hero International Limited             Investment holding

Hysan International Investment Limited        Investment holding
---------------------------------------------------------------------------------------------

    ***Sun Motor Manufactory Limited is the toy motors trading arm of the Company; it is 90% and 10% held by the Company and Miss Lau Lee Tsun, an unrelated third party, respectively.

GROWTH STRATEGY

         The Company seeks to achieve continued revenue growth, improved profit margins and increased market share as one of the premier global producers of micro-motors. This growth strategy encompasses:

         o        PENETRATING THE RAPIDLY GROWING HIGH TECHNOLOGY AND AUTOMOTIVE
                  SECTORS.
                  As micro-motor applications in the automotive components and technology industries increase, the Company intends to exploit its production facilities to develop a key role in these sectors. China's automobile sales have expanded at over 30% per annum over the past two years. At the same time, China is being increasingly used by multinationals as a subcontract manufacturer for a wide variety of products, both automotive and technology based, utilizing an increasing level of micro-motor engineered components. Micro-motors are widely used, for example, in passenger sedans' power windows and door lock systems, ABS braking systems, headlamp adjusters, rear-view mirror adjusters, seat adjusters and air conditioning systems.

         o EXPANSION OF PRODUCTION CAPACITY TO MEET INCREASING ORDERS FROM CUSTOMERS.
                  The production lines of the Company's assembly manufacturing facilities are operating largely at full capacity. Currently, the Company produces approximately 500,000 micro-motors per day. Based on existing available factory area and with additional investment in assembly stations, dies, molds and machines, the Company believes it can increase the daily production capacity to 800,000 units, or 60% higher than current capacity. The Company intends to expand its existing manufacturing facilities to enable it to meet the needs of its customers and to address future needs from new customers

         o        BROADEN PRODUCT APPLICATION BY ACQUISITIONS.
                  The Company will also consider strategic acquisitions that provide access to new markets or provide for manufacturing cost savings through utilization of the Company's Chinese manufacturing capabilities. The Company's strategy is based on acquisition of key clients and the ability to shift production from Europe and the US to its China facilities to enhance profitability and efficiency.

         o        MOVE UP THE VALUE CHAIN TO BECOME A SYSTEM SOLUTION PROVIDER.
                  The Company intends to offer its customers complete solutions, which also carry higher margins than individual components. In addition, being a systems supplier will enable the Company to strengthen its customer relationships. The Company is actively developing its capacity to provide system or module solutions to its customers.

PRODUCT CATEGORIES

         Micro-motors are a category of motors typically applied to consumer and business products. Motors are the devices that provide the actual speed and torque in a drive. The Company's product line covers both AC (alternating current) and DC (direct current) motors. Motors can be categorized into AC motors (single and multiphase motors, universal motors, servo motors, induction motors, synchronous motors, and gear motors) and DC motors (brushless motors, servo motors, and gear motors) as well as linear, stepper and air motors, and motor contactors and starters. AC motors require an alternating current or voltage source, for their power, which can be accessed in wall outlets in one's house, to function properly. DC motors require a direct current or voltage source (like the voltage from batteries) to make them work.

AC Motors
---------

         AC (alternating current) motors encompass single/multiphase, universal, servo, induction, synchronous, and gear-motor types. The magnetic field generated by AC motors is produced by an electromagnet powered by the same AC voltage as the motor coil. There are many advantages in the use of AC motors aside from the wide availability of AC power.

         Some types of AC motors do not use brushes or commutators. This eliminates many problems of maintenance and wear, and also eliminates the problem of dangerous sparking. AC motors are also particularly well-suited for constant-speed applications, as the motor speed is determined by the frequency of the AC voltage applied to the motor terminals.

         There are two distinct types of AC motors: synchronous and induction. A synchronous motor consists of a series of three windings in the stator section with a simple rotating area. A current is passed through the coil, generating torque on the coil. Since the current is alternating, the motor will run smoothly only at the frequency of the sine wave. This allows for constant, unvarying speed from no load to full load with no slip.

         Induction motors are the more common of the two motor types. They use electric current to induce rotation in the coils rather than supplying the rotation directly. Induction motors use shorted wire loops on a rotating armature and obtain their torque from currents induced in these loops by the changing magnetic field produced in the field coils.

DC Motors
---------

         DC motors are configured in many sizes and types, including brushless, servo, and gear. DC motors consist of a rotor and a permanent magnetic field stator. The magnetic field is maintained using either permanent magnets or electromagnetic windings. DC motors are most commonly used in variable speed and torque applications.

         Brushed DC motors have built-in commutation, meaning that as the motor rotates, mechanical brushes automatically commutate coils on the rotor. Brushless DC motors use an external power drive to allow commutation of the coils on the stator. Brush-type motors are used when cost is a priority, while brushless motors are selected to fulfill specific requirements, such as maintenance-free operation, high speeds, and hazardous environments where sparking could be dangerous.

PRODUCT MIX

         The Company's revenue growth by product type and product mix for the past three years ended March 31 is as shown below:

----------------------------------------------------------------------------------------------------------
                             2006                               2005                        2004
----------------------------------------------------------------------------------------------------------
                Sales        %      Growth rate    Sales        %      Growth rate    Sales        %
                                      vs prior                           vs prior
                                                                           year
----------------------------------------------------------------------------------------------------------
  AC Motors      $19.7 m      38.8%        21.6%    $16.2 m      33.3%        38.5%    $11.7 m      29.2%

  DC Motors      $31.1 m      61.2%       (4.3%)    $32.5 m      66.7%        14.8%    $28.3 m      70.8%

    Total        $50.8 m     100.0%         4.3%    $48.7 m     100.0%        21.8%    $40.0 m     100.0%
----------------------------------------------------------------------------------------------------------

The Company classifies product applications into five areas: automotive products, home appliances, power tools, business and personal care products, and audio and visual products.

SALES AND MARKETING

         The Company's sales methods encompass direct sales, agency arrangements, participation in trade shows, referrals, advertising, and the Company's website.

         The Company sells to customers in Hong Kong, Japan, Shanghai and Shenzhen by direct sales from our offices in China, Japan and Hong Kong. The Company sells to US, European and Southeast Asian customers through four sales agents that represent the Company in different geographic regions and for different products.

         For markets in China, Hong Kong, Taiwan and Japan, we engage in direct sales from our sales offices in China, Hong Kong and Japan. The sales team in Hong Kong consists of 17 staff, including a Marketing Manager, six Engineers and ten Account Managers.

         For US, European and other markets, the Company sells its products through four agents including SMA Industrial LLC in the US, H3R Global Beschaffungs Agenture in Germany, Eloy & Becker Sprl in Europe and Device Electronics Pte. Ltd. in Southeast Asia.

         No end user accounted for more than 8% of total revenues. The Company does not believe that the loss of any single customer would have a material effect on its total business.

COMPETITION

         From its beginnings as a relatively simple component of basic toys, household products and personal care equipment, the micro-motor has evolved into an integral part of daily life with an enormous range of applications. Increasing automation across the consumer spectrum has resulted in micro-motors becoming a key component of the automotive, technology, communication and health care markets. The ubiquitous nature of micro-motors in today's consumer market, as well as the trend toward outsourcing to China the manufacturing of consumer products have resulted in a largely fragmented industry with most of the lower-end, basic motors being supplied by a large number of small manufacturers based in China.

         Smaller competitors focus on supplying local manufacturers of lower-end high-volume products in the mass market, and they generally lack the quality standards, technology and efficiency demanded by international brand companies necessary to meet higher-end applications.

         At the other end of the micro-motor spectrum, the industry is dominated by two major companies, Johnson Electric Holdings Ltd of Hong Kong and Mabuchi Motor Company of Japan, which together control approximately 80% of the global micro-motor market. While both companies produce for the audio and visual, automotive, business equipment, and home appliance markets, Johnson Electric is the market leader in automotive products and Mabuchi has a larger market share in business equipment and audio and visual products.

         In the past years, the Company has succeeded in obtaining orders from key clients, including the largest printer company in the world, which were originally intended for competitors. The Company was able to secure these orders for inkjet printers on price and tolerance levels.

         The Company's competitive advantage over smaller firms lies in its vertically integrated production capability, which enables the Company to achieve better quality, better cost-controls and production schedules that meet customers' demanding just-in-time production requirements.

         Although larger competitors have greater resources, the Company is often able to offer lower prices and customized solutions. As the global outsource trend persists, multinational customers typically prefer to diversify their purchasing sources among more than two suppliers. The Company is considered by major multinational customers as a premier supplier comparable to larger members of the peer group. Smaller competitors are generally not vertically integrated nor do they have the capability to provide any design and engineering services, hence, they are typically unable to offer customized solutions or secure the quality and cost advantages of outsourced components. As such, smaller competitors can typically supply only to the lower-end of the market, such as motors used in toys and personal care products.

RAW MATERIALS AND SUPPLIERS

         Key raw materials for micro-motors consist of (1) brushes, (2) cold rolled steel, (3) copper wire, (4) magnets and (5) silica steel. The raw material supply sources are widely available and diversified. The Company currently has at least three suppliers for each of the five categories of raw materials. The Company does not implement a hedging policy against the fluctuation of raw material prices.

EMPLOYEES

         As of June 15, 2006, the Company had 5,050 employees.

INTELLECTUAL PROPERTY

         The Company has obtained a trademark for the Company's logo. The Company has not obtained patent protection for any of its intellectual property. The Company has obtained agreements from its key employees with respect to protecting the Company's trade secrets and confidential know-how.


ITEM 1A. RISK FACTORS

         The following risk factors relating to the Company should be carefully considered. Any of the following risks could materially harm the business of the Company.

OUR OPERATIONS DEPEND HIGHLY ON SHI KAI BIU, SIMON, OUR CHIEF EXECUTIVE OFFICER, AND A SMALL NUMBER OF OTHER EXECUTIVES.

         The success of operations depends greatly on a small number of key managers. The loss of the services of Mr. Shi Kai Biu, Simon, or any of the other senior executives could adversely affect our ability to conduct our business. Although we believe we would be able to find other managers to replace any of these managers, the search for such managers and the integration of such managers into our business will inevitably occur only over an extended period of time. During that time the lack of senior leadership could affect adversely our sales and manufacturing, as well as our research and development efforts.

THE COMPANY IS SUBJECT TO INTENSE COMPETITION IN WHICH IT MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

         The Company's business is subject to intense competition, changes in consumer preferences and global economic conditions. Many of the Company's competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company has and may be able to respond more quickly than it can to new or changing opportunities and customer requirements. Increased competition can reduce sales for the Company. To be successful, it must continue to:

         promote its brands successfully;
         anticipate and respond to new consumer trends;
         develop new products and markets in order to compete effectively; improve productivity; and respond effectively to changing prices for raw materials.

COMMODITY PRICE INCREASES WILL INCREASE OPERATING COSTS AND MAY REDUCE PROFITS.

         The Company uses a broad range of raw materials in its products. Such materials are subject to price volatility caused by commodity market fluctuations, supply and demand, currency fluctuations, and changes in governmental regulation and we do not engage in hedging transactions. Price increases will result in increases in cost of sales. The Company may not be able to increase its product prices to offset these increased costs, and increasing prices may result in reduced sales volume and profitability. However, we currently have at least three suppliers for each of our key categories of raw materials.

THE COMPANY'S QUARTERLY REVENUES, OPERATING RESULTS AND PROFITABILITY WILL VARY FROM QUARTER TO QUARTER, WHICH MAY RESULT IN VOLATILITY OF ITS STOCK PRICE.

         The Company's quarterly revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter. This may lead to volatility in its stock price. The factors that are likely to cause these variations may include the introduction of new products or services by the Company or its competitors and a combination of the other adverse developments as discussed in these risk factors. Additionally, the Company's business has been seasonal. Historically, approximately 60% of the Company's total revenues occurred in the six month period May 1 to October 30 in advance of the Christmas retailing season. However, during the current fiscal year, the Company's manufacturing facilities have been operating at substantially full capacity. Accordingly, the Company does not believe that seasonality will be a factor until such time as the Company's manufacturing capacity exceeds orders for the Company's products.

NONDISCLOSURE AGREEMENTS WITH EMPLOYEES AND OTHERS MAY NOT ADEQUATELY PREVENT DISCLOSURE OF TRADE SECRETS AND OTHER PROPRIETARY INFORMATION.

         The Company has not obtained patent protection for its intellectual property. In order to protect the Company's proprietary technology and processes, it relies in part on nondisclosure agreements with its employees, consultants, agents and other organizations to which it discloses its proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases it could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of its proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect its competitive business position. Since the Company relies on trade secrets and nondisclosure agreements, to protect some of its intellectual property, there is a risk that third parties may obtain and improperly utilize its proprietary information to its competitive disadvantage.

THE COMPANY DOES NOT HAVE LONG TERM CONTRACTS WITH ITS CUSTOMERS

         The Company typically has not entered into written long term agreements with customers. As a result, customers may, without notice or penalty, terminate their relationship with the Company at any time. In addition, even if customers should decide to continue their relationship with the Company, there can be no guarantee that they will purchase the same amounts of products as in the past. Any loss of a customer, or decrease in the volume of products purchased by a customer could have a material adverse effect on the Company's business, operating results and financial condition.

LOSS OF KEY EXECUTIVES AND FAILURE TO ATTRACT QUALIFIED MANAGEMENT COULD LIMIT GROWTH AND NEGATIVELY IMPACT OPERATIONS.

         The Company depends highly upon its senior management team. It will continue to depend on management personnel with industry experience. At this time, the Company does not know the availability of such experienced management personnel or how much it may cost to attract and retain such personnel. The loss of the services of any member of senior management or the inability to hire experienced management personnel could have a material adverse effect on the operations and financial condition of the Company.

THE LACK OF PUBLIC COMPANY EXPERIENCE OF THE COMPANY'S MANAGEMENT COULD IMPAIR ITS ABILITY TO COMPLY WITH LEGAL AND REGULATORY REQUIREMENTS.

         The Company's management team has historically operated its business as a privately-owned company. Until recently, the individuals who now constitute the Company's senior management have never had responsibility for managing a publicly-traded company. Such responsibilities will include complying with federal securities laws and making required disclosures on a timely basis. There can be no assurance that our management will be able to effectively and timely implement programs and policies that adequately respond to such increased legal, regulatory compliance and reporting requirements.

THE COMPANY IS A HOLDING COMPANY WITH SUBSTANTIALLY ALL OF ITS OPERATIONS CONDUCTED THROUGH ITS SUBSIDIARIES.

         The Company has no operations independent of those of Bestip and its subsidiaries, and its principal assets are its investments in Bestip and its subsidiaries. As a result, the Company is dependent upon the performance of Bestip and its subsidiaries and will be subject to the financial, business and other factors affecting Bestip as well as general economic and financial conditions.

         As substantially all of the Company's operations are and will be conducted through its subsidiaries, it will be dependent on the cash flow of its subsidiaries to meet its obligations. Because virtually all of the Company's assets are and will be held by operating subsidiaries, the claims of its shareholders will be structurally subordinate to all existing and future liabilities and obligations, and trade payables of such subsidiaries. In the event of the Company's bankruptcy, liquidation or reorganization, the Company's assets and those of its subsidiaries will be available to satisfy the claims of its shareholders only after all of the Company's and its subsidiaries' liabilities and obligations have been paid in full.

THE COMPANY IS SUBJECT TO ENVIRONMENTAL AND SAFETY REGULATIONS.

         The Company is subject to the requirements of environmental and occupational safety and health laws and regulations in China. The Company cannot assure you that it has been or will be at all times in full compliance with all of these requirements, or that it will not incur material costs or liabilities in connection with these requirement. Additionally, these regulations may change in a manner that could have a material adverse effect on the Company's business, results of operations and financial condition. We have made and will continue to make capital and other expenditures to comply with environmental requirements.

NON-PERFORMANCE BY THE COMPANY'S SUPPLIERS MAY ADVERSELY AFFECT ITS OPERATIONS.
         The Company purchases various types of equipment, raw materials and manufactured component parts from its suppliers. The Company would be materially and adversely affected by the failure of its suppliers to perform as expected. The Company could experience delivery delays or failures caused by production issues or delivery of non-conforming products if its suppliers failed to perform, and the Company also faces these risks in the event any of its suppliers becomes insolvent or bankrupt.

THE COMPANY'S INTERNATIONAL EXPANSION PLANS SUBJECT IT TO RISKS INHERENT IN DOING BUSINESS INTERNATIONALLY.

         The Company's long-term business strategy relies on the expansion of the Company's international sales by targeting markets, such as the United States and Europe. Risks affecting the Company's international expansion include challenges caused by distance, language and cultural differences, conflicting and changing laws and regulations, foreign laws, international import and export legislation, trading and investment policies, foreign currency fluctuations, the burdens of complying with a wide variety of laws and regulations, protectionist laws and business practices that favor local businesses in some countries, foreign tax consequences, higher costs associated with doing business internationally, restrictions on the export or import of technology, difficulties in staffing and managing international operations, trade and tariff restrictions, and variations in tariffs, quotas, taxes and other market barriers. These risks could harm the Company's international expansion efforts, which could in turn materially and adversely affect the Company's business, operating results and financial condition.

THE COMPANY FACES RISKS ASSOCIATED WITH CURRENCY EXCHANGE RATE FLUCTUATIONS.

         Although the Company is incorporated in the United States, the majority of its current revenues are in Hong Kong dollars. Conducting business in currencies other than U.S. dollars subjects the Company to fluctuations in currency exchange rates that could have a negative impact on the Company's reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies impact the Company's revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses. Historically, the Company has not engaged in exchange rate hedging activities. Although the Company may implement hedging strategies to mitigate this risk, these strategies may not eliminate the Company's exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategy and potential accounting implications.

THE COMPANY IS RESPONSIBLE FOR THE INDEMNIFICATION OF OUR OFFICERS AND DIRECTORS WHICH COULD RESULT IN SUBSTANTIAL EXPENDITURES, WHICH WE MAY BE UNABLE TO RECOUP.

         Our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. This indemnification policy could result in substantial expenditures, which we may be unable to recoup.

RISKS ASSOCIATED WITH DOING BUSINESS IN CHINA

CHANGES IN THE LAWS AND REGULATIONS IN THE PEOPLES REPUBLIC OF CHINA MAY ADVERSELY AFFECT THE COMPANY'S ABILITY TO CONDUCT ITS BUSINESS.

         The Company's operating subsidiaries have all of their manufacturing facilities located in China. Changes in existing laws or new interpretations of such laws may have a significant impact on our methods and costs of doing business. For example, new legislative proposals for manufacturing requirements may be proposed and adopted. Such new legislation or regulatory requirements may have a material adverse effect on our financial condition, results of operations or cash flows, by, for example, making more difficult to enforce our rights against the Chinese enterprises that own our manufacturing facilities or making it more difficult or impossible to recover our assets located in such facilities. In addition, we will be subject to varying degrees of regulation and licensing by governmental agencies in The Peoples Republic of China. There can be no assurance that the future regulatory, judicial and legislative changes will not have a material adverse effect on the Company's Chinese operating subsidiaries, that regulators or third parties will not raise material issues with regard to its Chinese subsidiaries or its compliance or non-compliance with applicable laws or regulations or that any changes in applicable laws or regulations will not have a material adverse effect on our operations.

THE COMPANY MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT, LEGAL AND FINANCIAL CONTROLS IN THE PEOPLES REPUBLIC OF CHINA.

         The People's Republic of China historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. The Company may have difficulty in hiring and retaining a sufficient number of qualified employees to work in The Peoples Republic of China. As a result of these factors, it may experience difficulty in establishing management, legal and financial controls, collecting financial data, books of account and records and instituting business practices that meet Western standards.

RISKS RELATED TO THE COMPANY'S COMMON STOCK

THE COMPANY'S STOCK IS THINLY TRADED, SO YOU MAY BE UNABLE TO SELL YOUR SHARES AT OR NEAR THE QUOTED BID PRICES IF YOU NEED TO SELL A SIGNIFICANT NUMBER OF YOUR SHARES.

         The shares of the Company's common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing its common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that the Company is a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if it came to the attention of such persons, they tend to be risk-averse and may be reluctant to follow the Company. As a consequence, there may be periods of several days or more when trading activity in the shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. The Company cannot give you any assurance that a broader or more active public trading market for its common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, the Company can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

YOU MAY HAVE DIFFICULTY SELLING THE COMPANY'S SHARES BECAUSE THEY ARE DEEMED "PENNY STOCKS".

         Since the Company's common stock is not listed on the Nasdaq Stock Market, if the trading price of its common stock remains below $5.00 per share, trading in its common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the Company's common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

POTENTIAL ISSUANCE OF ADDITIONAL COMMON AND PREFERRED STOCK COULD DILUTE EXISTING SHAREHOLDERS.

         The Company is authorized to issue up to 50,000,000 shares of common stock and 2,000,000 shares of preferred stock. To the extent of such authorization, the Company's Board of Directors has the ability, without seeking shareholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional capital stock in the future will reduce the proportionate ownership and voting power of the common stock currently outstanding.

THE COMPANY'S PRINCIPAL SHAREHOLDER HOLDS A SUBSTANTIAL AMOUNT OF ITS COMMON STOCK AND MAY BE ABLE TO PREVENT OTHER SHAREHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

         As of June 15, 2006, Mr. Simon Shi beneficially owns approximately 72.7% of the Company's outstanding common stock. As a result, Mr. Shi is able to direct the outcome of matters requiring approval of the shareholders, including the election of its directors and other corporate actions such as:

         o        its merger with or into another company;

         o        a sale of substantially all of its assets; and

         o        amendments to its certificate of incorporation.

         The decisions of Mr. Shi may conflict with its interests or those of the Company's other shareholders.

SUBSTANTIAL SALES OF COMMON STOCK COULD CAUSE THE STOCK PRICE TO FALL.

         As of June 15, 2006, the Company had outstanding 29,440,067 shares of common stock, of which approximately 28,354,485 shares were "restricted securities" (as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended). Only approximately 1,085,582 shares are currently freely tradable shares. These 28,354,485 shares of restricted stock will become eligible for public resale under Rule 144 at various times. Although Rule 144 restricts the number of shares that any one holder can sell during any three-month period under Rule 144, because more than one shareholder holds these restricted shares, a significant number of shares could legally be sold commencing in one year. No prediction can be made as to the effect, if any, that sales of the shares subject to Rule 144 sales commencing in one year, or the availability of such shares for sale, will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for its common stock and could impair its ability to raise capital through the sale of its equity securities.

THE OCCURRENCE OF SALES OF A LARGE NUMBER OF SHARES OF OUR COMMON STOCK, OR THE PERCEPTION THAT THESE SALES COULD OCCUR, MAY AFFECT OUR STOCK PRICE AND COULD IMPAIR OUR ABILITY TO OBTAIN CAPITAL THROUGH AN OFFERING OF EQUITY SECURITIES.

         The occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. This will have an adverse affect on the business by restricting access to working capital to fund growth and operations. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

THE MARKET PRICE OF THE COMPANY'S STOCK MAY BE ADVERSELY AFFECTED BY MARKET VOLATILITY.

         The market price of the Company's common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

         o announcements of technological innovations by the Company or its competitors;

         o announcements of new products or new contracts by the Company or its competitors;

         o actual or anticipated variations in its operating results due to the level of expenses and other factors;

         o changes in financial estimates by securities analysts and whether its earnings meet or exceed such estimates;

         o        conditions and trends in the micro-motor and other industries;

         o        new accounting standards;

         o general economic, political and market conditions and other factors; and

         o        the occurrence of any of the risks described in this Form 8-K.

WE DO NOT INTEND TO PAY DIVIDENDS ON SHARES OF OUR COMMON STOCK IN THE FORESEEABLE FUTURE.

         We have never paid cash dividends on our common stock. Our current Board of directors does not anticipate that we will pay cash dividends in the foreseeable future. Indeed, we intend to retain future earnings for reinvestment in our business and/or to fund future acquisitions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         Not applicable.

ITEM 2. PROPERTIES

         The Company believes that its facilities, including equipment and machinery, are in good condition, suitable for current operations, adequately maintained and insured. The following table contains information with respect to the Company's properties.

------------------------- ----------------- ------------------------------------- ---------------------------
Location                     Area Sq/Ft     Primary Use                           Ownership
------------------------- ----------------- ------------------------------------- ---------------------------
Flat B, G/F, Prince         8,468 Sq/Ft     Headquarters                          Owned by Company
Industrial Building,
San Po Kong, Hong Kong,
P.R.C.
------------------------- ----------------- ------------------------------------- ---------------------------
Third Industrial            86,120 Sq/Ft    AC motor production                   Rent
District, Gong Ming
Town, Baoan District,
Shenzhen, Guangdong,
P.R.C.
------------------------- ----------------- ------------------------------------- ---------------------------
8 Nan Huan Road, Gong      107,650 Sq/Ft    DC motor production                   Rent
Ming Town, Baoan
District, Shenzhen,
Guangdong, P.R.C.
------------------------- ----------------- ------------------------------------- ---------------------------
44 Xi Ling Road, Fend       53,825 Sq/Ft    DC motor production                   Rent
Cheng Town, Xing Feng
County, Zhao Guan City,
Guangdong, P.R.C.
------------------------- ----------------- ------------------------------------- ---------------------------
Jin Feng Huang             236,830 Sq/Ft    Metal and plastic components,         Rent
Industrial District,                        Mold making,
Feng Gang District,                         Tooling
Dong Guan, Guangdong,
P.R.C.
------------------------- ----------------- ------------------------------------- ---------------------------
Flat A, 5/F, Prince          6105 Sq/Ft     Vacant                                Owned by Company
Industrial Building,
San Po Kong, Hong Kong,
P.R.C.
------------------------- ----------------- ------------------------------------- ---------------------------
Flat B, 9/F, Prince          6071 Sq/Ft     Leased Out                            Owned by Company
Industrial Building,
San Po Kong, Hong Kong,
P.R.C.
------------------------- ----------------- ------------------------------------- ---------------------------

ITEM 3. LEGAL PROCEEDINGS

         The Company does not believe there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders during the quarter ended March 31, 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock currently trades over the counter and quotations are currently reported on the OTC Bulletin Board sponsored and operated by the NASD. The following table shows the range of high and low bid prices for our common stock for the last four fiscal quarters as reported by the NASD. All prices have been adjusted to reflect a one for ten stock-split effective January 19, 2004. Prices represent quotations between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent prices at which actual transactions occurred.

FISCAL QUARTER ENDED                       HIGH              LOW
-------------------------------------  --------------   --------------
March 31, 2006                             3.80             2.25
-------------------------------------  --------------   --------------
December 31, 2005                          3.20             1.95
September 30, 2005                         3.00             2.90
June 30, 2005                              3.00             3.00
March 31, 2005                             3.20             3.20

         As of June 15, 2006, there were approximately 1,500 record holders of our common stock.

         The Company did not issue nor repurchase any common stock during the quarter ended March 31, 2006. The Company has not implemented any equity compensation plan.

         No cash dividends have been paid with respect to our common stock and we have no plans to pay dividends in the foreseeable future. Payment of future dividends, if any, will be a the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs and plans for expansion.



ITEM 6. SELECTED FINANCIAL DATA

         Information concerning revenues, net earnings per share, dividends per share, long-term obligations and total assets from audited consolidated financial statements for the fiscal years ended March 31, 2002 to March 31, 2006 are incorporated herein by reference.

SUMMARY OF OPERATIONS:

(In millions, except  per share amounts)                       2006     2005     2004     2003     2002
                                                              -----------------------------------------
Revenues                                                      $ 50.8   $ 48.7   $ 40.0   $ 36.8   $ 31.8
Earnings from operations before taxes                         $  3.2   $  1.7   $  1.5   $  1.0   $  2.0
         Taxes on earnings                                    $  0.1   $  0.4   $  0.4   $  0.2   $  0.2
         Minority interest                                    $  0.0   $  0.0   $  0.0   $  0.0   $  0.0
Net earnings                                                  $  3.1   $  1.3   $  1.1   $  0.8   $  1.8
Net earnings per share--basic and diluted                     $ 0.11   $ 0.05   $ 0.04   $ 0.03   $ 0.06

FINANCIAL POSITION AT FISCAL YEAR END:
Working capital                                               $  1.4   ($ 1.2)  $  0.1   $  3.6   $  4.9
Total Assets                                                  $ 45.9   $ 37.0   $ 35.3   $ 30.6   $ 24.1
Long-term borrowing                                           $  2.3   $  0.3   $  0.9   $  1.0   $  1.3
Stockholders' equity                                          $ 13.9   $ 10.8   $ 12.5   $ 11.5   $ 11.2




                                               Fiscal 2006 Quarter ended                   Fiscal 2005 Quarter ended
                                        -----------------------------------------   -----------------------------------------
(In US$'000)                            Mar. 31    Dec. 31    Sept. 30   June 30    Mar. 31    Dec. 31    Sept. 30   June 30
                                        --------   --------   --------   --------   --------   --------   --------   --------
Total net sales                         $  8,249   $ 13,439   $ 15,464   $ 13,692   $ 11,206   $ 11,678   $ 14,079   $ 11,736

Cost of sales                             (6,893)   (10,205)   (12,272)   (10,531)    (8,607)    (9,064)   (10,980)    (9,193)
                                        --------   --------   --------   --------   --------   --------   --------   --------

Gross profit                               1,356      3,234      3,192      3,161      2,599      2,614      3,099      2,543

Depreciation and amortization               (152)       (88)       (89)       (83)      (226)       (94)       (80)       (79)

Selling, general and administrative       (3,001)    (2,352)    (2,425)    (2,376)    (1,863)    (2,110)    (2,522)    (1,907)
                                        --------   --------   --------   --------   --------   --------   --------   --------

Operating income                          (1,797)       794        678        702        510        410        497        557

Gain on disposal                           3,466         --         --         --         --         --         --         --

Other income                                 192         49         50         24        146         33         35         84

Interest expense                            (241)      (305)      (252)      (167)      (138)      (125)      (148)      (144)
                                        --------   --------   --------   --------   --------   --------   --------   --------

Income before income tax                   1,620        538        476        559        518        318        384        497

Income tax expenses (Note 14)                198        (94)       (83)       (97)      (127)      (119)       (54)      (100)

Minority interests                           (33)         1         (2)        (1)         5         (7)        (4)        (2)
                                        --------   --------   --------   --------   --------   --------   --------   --------

Net income                                 1,785        445        391        461        396        192        326        395
                                        ========   ========   ========   ========   ========   ========   ========   ========

Basic and diluted net income per share     0.061      0.015      0.014      0.016      0.014      0.007      0.012      0.014
                                        ========   ========   ========   ========   ========   ========   ========   ========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                                   YEAR ENDED MARCH 31,
-------------------------------------------------------------------------------------------------------------
                                                          2006                 2005                 2004
-------------------------------------------------------------------------------------------------------------
Total net sales                                       $50,843,346           $48,698,580          $39,965,957

Cost of sales                                        (39,900,711)          (37,842,405)         (30,984,440)
Depreciation and amortization                           (411,650)             (479,529)            (447,538)
Selling, general and administrative expenses         (10,153,902)           (8,402,972)          (7,071,515)
Other income                                              315,425              297,784              529,018
Gain on disposal of a subsidiary                        3,466,316                   --                   --
Interest expense                                        (964,999)             (553,615)            (514,644)
Net income                                             3,081,753             1,309,300            1,078,911


NET SALES

         Net sales increased by $2.1 million, or 4.4%, to $50.8 million in fiscal 2006 from $48.7 million in fiscal 2005. Net sales for fiscal 2005 increased by $8.7 million (21.9%) to $48.7 million compared to $40.0 million for fiscal 2004. The increase in net sales in fiscal 2006 is mainly the result of increased sales of AC motors for home appliances from five new customers and also increasing sales to Japan.

COST OF SALES

         Cost of sales for fiscal 2006 totaled $39.9 million, or 78.5% of net sales, compared to $37.8 million, or 77.8% of net sales, for fiscal 2005. Cost of sales for fiscal 2005 totaled $37.8 million, or 77.8% of net sales, compared to $31.0 million, or 77.5% of net sales, for fiscal 2004. Gross margin for fiscal 2006 was 21.5% compared to 22.2% for fiscal 2005. The lower level of gross margins was attributable to material costs, including copper, metal and plastic, which increased significantly during the year. This was helped by better profitability of sales to the Japan market. Gross margin for fiscal 2005 was 22.4% compared to 22.5% for fiscal 2004.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expenses related to back office decreased by 14.2% from $479,529 of last year to $411,650 ; they decreased to 0.8% as a percentage of total net sales because of increased sales during the period. Depreciation and amortization expenses increased by $31,991 (7.1%) from $447,538 for fiscal 2004 to $479,529 for fiscal 2005; they decreased by 0.1% as a percentage of total net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by $1,750,930 (20.8%) to $10.2 million for fiscal 2006 compared with $8.4 million for the same period last year. The increase was due primarily to extra costs incurred in preparation and subsequent to the reverse takeover, including roadshows, public relations, advertising and legal, consultant and professional fees . As a percentage of total net sales, selling, general and administrative expenses were increased to 20.0% for fiscal 2006 compared with 17.3% for the prior year period. The increase was mainly due to averaging effects of fixed costs with increased net sales in the period.

         Selling, general and administrative expenses increased by $1,331,457 (18.8%) to $8.4 million for fiscal 2005 compared with $7.1 million for the same period last year. The increase was due primarily to increased sales and infrastructure investments. As a percentage of total net sales, selling, general and administrative expenses were almost the same level for fiscal 2005 (17.3%) compared with the prior year period (17.7%).

OTHER INCOME

         Other income during fiscal 2006 increased by $17,641 (5.9%) to $315,425 mainly due to increased bank interest income on pledged cash deposits. Other income during fiscal 2005 decreased by $231,234 (43.7%) to $297,784. The decrease was mainly due to the reduction of an amount due from a director, which bears interest at market rate.

DISPOSAL OF A SUBSIDIARY

         On March 31, 2006, the Company disposed of its assets, including machinery, equipment and trade receivables, at its former factory located in Zhao Qing, China, to a third party for a gain of $3.5 million. This factory had been manufacturing low margin toy motors for the Company and will continue to a subcontractor for the Company's products. The subcontracting setup has allowed more flexibility to the Company in improving profitability.

INTEREST AND CAPITAL LEASE CHARGES

         Interest and capital lease charges increased by $411,384 (74.3%) to $964,999 in fiscal 2006 compared with fiscal 2005 as a result of increased usage of bank facilities used to finance expansion and fluctuation in raw material prices resulting in increased demand for short-term financing. These charges increased by $38,971 (7.6%) to $553,615 in fiscal 2005 compared with fiscal 2004. The increase reflects increase in sales activities.

NET INCOME

         Net income increased by $1.8 million (135.4%) for fiscal 2006 to $3.1 million compared with net income increased by $230,389 (21.4%) for fiscal 2005 to $1.3 million from $1.1 million for the same period of the prior year. The major contribution in fiscal 2006 was the gain on sale of a subsidiary. For fiscal 2005, the net income increase was in line with the sales increase (21.9%).

OFF-BALANCE SHEET ARRANGEMENTS

         The Company does not have any off-balance sheet arrangements

LIQUIDITY AND CAPITAL RESOURCES

         For fiscal 2006, the Company had a positive cash flow of $1.0 million compared with a positive cash flow of $3.4 million for fiscal 2005 in cash provided by operating activities. There were negative cash flows in net cash used in investing activities of $2.0 million and positive net cash provided by in financing activities of $1.1 million respectively in fiscal 2006 compared with negative cash flows in both net cash used in investing activities of $2.8 million and net cash used in financing activities of $0.9 million for the prior year. As a result, there was a net increase in cash and cash equivalents of $161,390. As of March 31, 2006, the Company had a net positive working capital of $1,402,544. The Company has relied primarily on cash flow from operations and bank loans for its capital requirements.

         The Company believes that $2.25 million of an additional working capital, in addition to our existing cash and cash equivalents and cash generated by operations, will be needed in order to meet our working capital needs, capital expenditures, and commitments for the next 12 months. Approved banking facilities have been granted from our bankers to facilitate the next 12 months' expected growth. However, the Company will require additional funds in order to expand its production capacity to 800,000 units or to make acquisitions.

         As of May 31, 2006, the Company had available from financial institutions short term revolving banking facilities (overdrafts and letters of credit), term loans and lease financing of $16.3 million, $4.0 million and $1.7 million, respectively.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has the following material capital expenditures commitments:


--------------------------------------------------------------------------------
Parties involved                                    Contract  Deposits   Balance
                                                      amount      paid   to be
                                                                         Paid
--------------------------------------------------------------------------------

Hong Hao Jin Mi Mo Precision                           4,174     3,339       835
Chang Li Electrical Engineering                        4,174     1,670     2,504
Shi Xin Co.                                            7,908     3,163     4,745
Ke Wei Da & Co.                                        2,087       626     1,461
Zhong Shan Kan Chang & Co.                             1,789       537     1,252
Xing Long Ji Xei & Co.                                 5,963     2,385     3,578
Hong Hao Jin Moulding Making Co.                       7,513     3,005     4,508
Hua Si Te & Co.                                        2,942       883     2,059
Guang Zhou Jia Leng Zhi Equipment Manufacturer         8,646     4,323     4,323
Zhung Dian Equipment Manufacturer                      1,998       799     1,199
Lu Chang & Co.                                         6,297     1,889     4,408
Zhung Dian Equipment Manufacturer                      1,998       799     1,199
Huo Shan Xian Diao Precision Machining Co. Ltd.       30,173    15,086    15,086
Guang Zhou Jia Leng Advance Automation & Equipment    15,504     7,752     7,752
Shen Zheng  Bo Da Cleaning and Polishing Co.          10,328     5,164     5,164
Guang Zhou Jia Leng Zhi Co. Ltd.                       2,504     1,252     1,252
Hong Hao Precision Mould Manufacturer                 10,314     5,157     5,157
Hong Hao Precision Mould Manufacturer                 21,467    10,733    10,733
Hong Hao Precision Mould Manufacturer                 15,504     7,752     7,752
Zheng De Plastic Injection Co.                         7,394     3,697     3,697
Shei Hui Precision Mould Manufacturer                  4,675     2,338     2,338
Shen Zheng Shi Jin Digital Equipment Manufacturer     10,733     3,220     7,513
Guang Zhou Ming She Guang Dian Electric Co.            7,156     6,440       716
Shen Zheng Shi Precision Moulding Co.                  3,578     1,789     1,789
Shen Zheng Shi Xi Gu Technological Co.                15,325     6,130     9,195
Guang Zhou Ming She Guang Dian Electric Co.            3,578     3,220       358
Chang Zhou Advance Machining Co.                       3,435     1,717     1,717
Long Kou Zhong Ji Electrical & Mechanical Co.         21,228    10,614    10,614
Shen Zheng Nan Shan Qu Digital Control Machine         5,367     3,220     2,147
Yong Xing Long Mechanical Equipment Manufacturer       5,963     2,385     3,578
Shen Zheng Xian Dian Ultra Sound Manufacturer         67,919    34,830    33,089
Shu Zhou Gong Ye Yuan Qu Precision Technology Co.     21,705    16,076     5,629
Cheung Po Mould Mfg. Co.                              14,103     4,231     9,872
Yin Sha Mould Mfg. Co.                                13,169     6,585     6,584
Yuet Chung Mould Making Co.                              641       256       385
Lung Fai Co.                                           5,590     2,236     3,354
Sun Lung Fai Mfg. Co,                                 22,821     9,128    13,693
Suzumoto Co.                                          72,308    25,308    47,000
Sun Lung Fai Mfg. Co,                                  6,026     2,410     3,616
Chee Chu Co.                                          14,231     7,115     7,116
Cheong Tai Co.                                        14,103     4,231     9,872
Nittoju Jpy Co.                                       55,204    22,082    33,122
Canton Kai Ngau Testing Equipment Co.                220,126   110,063   110,063
Chun Ho Equipment Mfg.                               102,564    51,282    51,282
Kam Tai Metal Manufacture Co.                         17,949    14,359     3,590
Sam Yau Mechanics & Equipment Co.                     37,179    11,154    26,025
Sam Yau Mechanics & Equipment Co.                     23,718     7,115    16,603
Sam Yau Mechanics & Equipment Co.                     47,436    14,231    33,205
New Millennium Electronics Co.                        14,053    12,616     1,437
Kam Tai Metal Manufacture Co.                         16,795    13,436     3,359
Tai Yu Industrial Co.                                  5,128     2,564     2,564
Previal Technical Products Co.                        17,692     7,077    10,615
Wah Shing Industrial Co.                              96,000    34,000    62,000
--------------------------------------------------------------------------------
                                                   1,156,175   533,469   622,706
================================================================================


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

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

         As the Company's debt obligations are primarily short-term in nature, the Company does not have any risk from an increase in market interest rates. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rates would cause a commensurate increase in the interest expense related to such borrowings.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this item are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

          Prior to the acquisition of Bestip on June 15, 2005, Wyoming Oil & Minerals, Inc. had insignificant assets and had not generated significant revenues. Therefore, the necessary disclosure controls and procedures are substantially different than now applicable to the operations as a result of the acquisition of Bestip.

          To address the significant change in the size and scope of operations of the Company after the acquisition, the management, in conjunction with accounting and legal advisors, have undertaken to establish disclosure controls and procedures to ensure that (1) the information required to be disclosed in SEC reports is accumulated and communicated to the management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, and (2) the information required to be disclosed in SEC reports is consistently recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

          None of the current members of management or the board of directors was a member of management or the board of directors of Wyoming Oil & Minerals, Inc. as of June 15, 2005. Nonetheless, the management was assured by prior management of Wyoming Oil & Minerals' compliance with its obligations under the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

          There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

      A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resources constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

      The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

INTERNAL CONTROL OVER FINANCIAL REPORTING

      On September 22, 2005, the SEC announced that it has postponed the compliance date for reporting on internal control over financial reporting by non-accelerated filers regarding amendments to its rules under the Securities Exchange Act of 1934 that were adopted pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. These registrants were scheduled to include in their annual report, a report by management on the company's internal control over financial reporting and an accompanying auditor's report, for fiscal years ending on or after July 15, 2005. However, due to the SEC's announced postponement, they must now begin to comply in their annual reports for fiscal years ending on or before July 15, 2007. Nevertheless, our management has begun preparation for compliance with the internal control documentation, evaluation, and reporting provisions of Section 404 and plans to proceed with the project in 2006.


ITEM 9B. OTHER INFORMATION

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

             Our executive officers, together with their respective information, are set forth below:

Shi Kai Biu, Simon - President, Chief Executive Officer and Chairman of Board of Directors

         Mr. Shi founded the Company and its predecessor in 1983 and currently directs the Company's strategic planning and overall business development efforts. He has over 25 years of manufacturing and marketing experience in electrical products and the micro-motor industry. Mr. Shi has received numerous awards, including: Young Industrialist of Hong Kong, Ten Outstanding Young Persons of Hong Kong, and the Governor's Award for Industry. Mr. Shi is currently President of the Hong Kong Small and Medium Enterprises Association, President of the China National Micro-motor Industry Association and Vice Chairman of the Hong Kong Productivity Council - Hong Kong Automotive Industry Group. Mr. Shi received a Certificate in Electrical Engineering from Hong Kong Polytechnic University.

Frank Wang - Senior Vice President and Managing Director

         Mr. Wang joined the Company in 2004 and currently manages the Company's strategy and business development. From 1990 to 2004, Mr. Wang was Laboratory Manager, Engineering Manager and General Manager of China area operations for Johnson Electric. Mr. Wang has over 15 years of experience in the micro-motor industry for micro-motor design, motor testing, motor technology development, engineering management, marketing and sales force development. Mr. Wang received a Master of Science degree in Electrical Engineering from the University of Bridgeport, US in 1992 and a B.S. degree in Electrical Engineering from Shanghai University in 1987. He is an IEEE member and an ISA member.

Ho Koon Lun - Chief Operating Officer

         Mr. Ho joined the Company in 1988 and currently directs the Company's product development and production engineering in DC motors. Mr. Ho's work experience dates back to 1981, and prior to joining the Company, Mr. Ho managed product design, quality assurance, research and development and production departments for numerous industrial companies in Hong Kong. Mr. Ho received a B.S. degree in Electrical Engineering from National Taiwan University.

Patrick Lim - Chief Financial Officer

         Mr. Lim joined the Company in 2005 and currently manages the Company's accounting and financial departments. Mr. Lim is a CFA, a member of the Chartered Institute of Management Accountants in UK and a member of the Hong Kong Institute of Certified Public Accountants.

Chang Yung Ying - Vice President of Sales and Marketing

         Miss Chang joined the Company in 2004. She is responsible for the marketing and business development of the Company, with emphasis on the PRC and Taiwan. From 1990 to 2003, Miss Chang was the General Manager of Cheng Ying Company Limited, a building materials trading and construction engineering company based in Taiwan.

Shi Kin Bon, Jacky - Vice President

         Mr. Jacky Shi joined the Company in 2005. Mr. Shi is responsible for sales and business development of Sun Motor Japan. Mr. Shi is also responsible for improving the efficiency of the manufacturing process for the purpose of optimal cost structure. Mr. Shi graduated with the Bachelor of Law, Bachelor of Commerce and Diploma in Japanese from the University of Melbourne, Australia before joining the Company. Mr. Shi is Mr. Simon Shi's second eldest son.

Teruo Ito - Vice President of Research and Development

         Mr. Ito joined the Company in 2003 and currently manages the Company's R&D department. Mr. Ito has over 38 years of experience in the micro-motor industry. Prior to joining Sun Motor, Mr. Ito was a key member of the product development department for Mitsumi Group of Japan, where he spent 33 years of his career. Mr. Ito has a bachelor's degree in Electronic Engineering from Yamagata University.

Bernard Lenormand - Vice President of Research and Development (Europe)

         Mr. Lenormand joined the Company in 2004 and is responsible for motor research and development. From 1972 to 2004, Mr. Lenormand worked for Moulinex and Euromoteurs of France in product research and development. He has extensive experience in the design of micro-motors and electrical home appliances and contributes much to the business development in Europe.

Hiroshi Tokoro - Vice President of Quality Assurance

         Mr. Tokoro joined the Company in 1999 and currently manages the Company's quality assurance department. Mr. Tokoro has over 40 years of experience as a quality assurance manager. Prior to joining Sun Motor, Mr. Tokoro was a key member of the quality assurance department for Fuji Micro Corporation of Japan, where he spent 32 years of his career.

Shi Kai Bon, Jeffrey - Director

         Mr. Jeffrey Shi joined the Company in 2001. Mr. Jeffrey Shi manages the Company's metal parts operations and is also responsible for marketing and business development of the Company. Mr. Shi was employed by Rockwell Automation Australia Limited from January 2001 through December 2001 in software programming. In 1999, Mr. Shi received a bachelor's degree in Computer Science from the University of Monash in Australia. Mr. Jeffrey Shi is Mr. Simon Shi's eldest son.

         The Company intends to add three additional directors who will be independent under NASDAQ rules and who will constitute a majority of the board of directors. The Company also intends to establish audit and compensation committees, the members of which will be independent. The Company also plans to adopt a Code of Ethics for its senior officers.

RELATED-PARTY TRANSACTIONS

         As of March 31, 2006, Mr. Simon Shi and certain of his affiliated companies were indebted to the Company in the aggregate amount of $108,870. The loans bear interest based on the Company's cost of funds plus 1.5% per annum and are repayable on demand. The Company received interest income of $311,674, $113,098 and $61,533 with respect to such loans during the years ended March 31, 2004, 2005 and 2006 respectively. Also,

         (a) The Company acquired certain property, plant and equipment amounting to $2,615,385 from Mr. Shi during 2005. The purchase price was determined by reference to a valuation report prepared by an independent professional appraiser.

         (b) At March 31, 2006, in order to secure the banking facilities granted to the Company:

                  o Mr. Shi had issued personal guarantees amounting to $2.95 million to banks; and

                  o Mr. Shi had issued unlimited personal guarantees to four banks.

         (c) The Company received market rental value of $10,769, $10,769 and $1,795 from a related company, of which Mr. Simon Shi holds 49% interest, during fiscal 2006, 2005 and 2004, respectively.

ITEM 11. EXECUTIVE COMPENSATION

         The following table set forth certain information concerning the annual and long-term compensation for services rendered to Bestip prior to the Reorganization and to the Company subsequent to the Reorganization in all capacities for the fiscal years ended March 31, 2006, 2005 and 2004 of (i) all persons who served as the Chief Executive Officer of the Company during the fiscal year ended March 31, 2006 and (ii) each other person who was an executive officer of the Company on March 31, 2006 and whose total annual salary and bonus during the fiscal year ended March 31, 2006 exceeded $100,000. Mr. Shi was not an officer of the Company prior to the Reorganization.

                                                            ANNUAL COMPENSATION                               LONG-TERM
                                                                                                             COMPENSATION
                                                                                                                AWARD
                                      ----------------------------------------------------------------  -----------------------
NAME AND PRINCIPAL POSITION               YEAR          SALARY           BONUS         OTHER ANNUAL           SECURITIES
                                                                                       COMPENSATION       UNDERLYING OPTIONS
-----------------------------------   -------------  --------------  --------------  -----------------  -----------------------
Shi Kai Biu, Simon                     2005/2006       $338,462         $28,205             0                     0
Chief Executive Officer                2004/2005       $230,769         $28,205             0                     0
                                       2003/2004        $86,154         $7,179              0                     0
Ho Koon Lun                            2005/2006        $84,615         $22,435             0                     0
Chief Operating Officer

         INCENTIVE PLANS AND OPTION GRANTS

         The Company presently does not have any equity incentive plans. It intends to adopt a stock option plan in the near future. There are no outstanding options or warrants granted or issued to directors, officers or employees.

         BOARD COMPENSATION

         The Company does not presently compensate its directors separately for their services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The table below sets forth certain information with respect to beneficial ownership of our stock as of June 15, 2006 by:

         o persons known by us to be the beneficial owners of more than five percent (5%) of our issued and outstanding common stock;

         o        each of our executive officers and directors; and

         o        all of our officers and directors as a group.

         Percentages are computed using a denominator of 29,440,067 shares of common stock outstanding.

        NAME AND ADDRESS OF BENEFICIAL OWNER                        NUMBER OF SHARES       PERCENT OF CLASS
        -------------------------------------------------------- ---------------------------------------------
        Shi Kai Biu (Simon) (1)                                        21,401,545               72.7%
        Shi Kai Bon (Jeffrey) (1) (2)                                       -                     -
        Ho Koon Lun (1)                                                     -                     -
        Patrick Lim (1)                                                     -                     -
        All officers and directors as a group (4 persons)              21,401,545               72.7%


(1) Address is Block B, G/F., Prince Industrial Building, 106 King Fuk Street, San Po Kong, Kowloon, Hong Kong.

(2)      Shi Kai Bon (Jeffrey) is Shi Kai Biu (Simon)'s eldest son.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Property, plant and equipment amounting to $2,615,385 was acquired from the director during 2005. Its valuation was determined by reference to a valuation report prepared by an independent professional appraiser. The proceeds were set-off against the director's current account with the Company.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         PKF, an independent registered public accounting firm, was selected as the Company's auditor for fiscal 2006. The table below sets forth fees for professional services rendered by PKF for the audit of financial statements for fiscal years 2005 and 2006, and fees for other services rendered by PKF during fiscal 2005 and 2006.

                                                    2006          2005
                                                 --------      ---------
         Audit fees                              $ 61,539      $ 51,282
         Audit-related fees                            --            --
         Tax fees                                   5,128         5,128
         All other fees                            23,077            --

                                     PART IV

ITEM 15.  SIGNATURES, EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of June 2006.

                                                   SUN MOTOR INTERNATIONAL, INC.

                                                   By /s/ SHI KAI BIU
                                                      --------------------------
                                                      Shi Kai Biu,
                                                      Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                                      DATE
----------------------------     -----------------------------------        -------------

/s/ SHI KAI BIU                  Chief Executive Office and Director        June 30, 2006
----------------------------
Shi Kai Biu


/s/ PATRICK LIM                   Chief Financial Officer                    June 30, 2006
----------------------------      principal financial and accounting
Patrick Lim                       officer)


/s/ SHI KAI BON, JEFFREY          Director                                   June 30, 2006
----------------------------
Shi Kai Bon, Jeffrey

                                    EXHIBITS

         The following is a list of exhibits filed or incorporated by reference into this Report:

Exhibit 2(1) Securities Purchase Agreement and Plan of Reorganization by and among Wyoming Oil & Minerals, Inc., and Bestip Development International Limited, an international business company organized under the laws of the British Virgin Islands, dated May 2, 2005.

Exhibit 3.1(2) Articles of Incorporation of Wyoming Coal Corporation as filed with the Wyoming Secretary of State effective February 23, 1973.

Exhibit 3.2(2) Articles of Amendment to the Articles of Incorporation of Wyoming Coal Corporation as filed with the Wyoming Secretary of State effective March 5, 1974.

Exhibit 3.3(2) Articles of Amendment to the Articles of Incorporation of Wyoming Coal Corporation as filed with the Wyoming Secretary of State effective August 18, 1981.

Exhibit 3.4(2) Articles of Amendment to the Articles of Incorporation by Shareholders of Wyoming Oil & Minerals, Inc. as filed with the Wyoming Secretary of State effective February 18, 2000.

Exhibit 3.5(2)    By-laws of Wyoming Oil & Minerals, Inc., as amended.

Exhibit 3.6(3) Articles of Amendment to the Articles of Incorporation by Shareholders of Wyoming Oil & Minerals, Inc.

Exhibit 31.1(4)   Section 302 Certification --- Chief Financial Officer

Exhibit 31.2(4)   Section 302 Certification --- Chief Executive Officer

Exhibit 32(4) Section 906 Certification --- Chief Executive Officer & Chief Financial Officer
___________________

(1) Filed as an Exhibit to the Company's Form 8-K May 2, 2005 and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed on March 3, 2000, SEC File No. 333-31936 and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Information Statement on Schedule 14C filed on July 11, 2005 and incorporated herein by reference.

(4)   Filed with this Report.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sun Motor International, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements of Sun Motor International, Inc. and subsidiaries for 2006 and 2005 included in this Form 10-K, and have issued our report thereon dated June 30, 2006. Our audits for the years ended March 31, 2006, 2005 and 2004, were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Financial Statement Schedules listed in Item 15 for Sun Motor International, Inc. and subsidiaries is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/PKF
Certified Public Accountants
Hong Kong
June 30, 2006

SUN MOTOR INTERNATIONAL, INC.
FINANCIAL STATEMENT SCHEDULES :-
VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED MARCH 31, 2006


                                     BALANCE AT                                                  WRITTEN
                                        BALANCE                                 PROVISION            OFF         BALANCE
                                             AT                                       FOR        AGAINST              AT
                                      BEGINNING    ACQUISITION     DISPOSAL      THE YEAR      ALLOWANCE     END OF YEAR
                                     -----------   -----------   -----------    -----------   -----------    -----------
                                               $             $             $              $             $              $
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year ended March 31, 2006              1,140,776            --            --        233,373    (1,140,776)       233,373
Year ended March 31, 2005              1,810,813            --            --        764,163    (1,434,200)     1,140,776
Year ended March 31, 2004              1,303,954            --            --        506,859            --      1,810,813

PROVISION FOR OBSOLETE INVENTORIES

Year ended March 31, 2006                108,332            --            --        268,964      (108,332)       268,964
Year ended March 31, 2005                728,435            --            --        108,332      (728,435)       108,332
Year ended March 31, 2004                728,435            --            --             --            --        728,435

TAX VALUATION ALLOWANCE

Year ended March 31, 2006                393,099     1,276,602      (393,099)        17,545            --      1,294,147
Year ended March 31, 2005                289,653            --            --        103,446            --        393,099
Year ended March 31, 2004                246,094            --            --         43,559            --        289,653


                          SUN MOTOR INTERNATIONAL, INC.

                        Consolidated Financial Statements
                        (Stated in United States Dollars)

                          SUN MOTOR INTERNATIONAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        (Stated in United States Dollars)



                                    Contents



                                                                         Pages
                                                                         -----

Report of Independent Registered Public Accounting Firm                    1

Consolidated Balance Sheets                                                2

Consolidated Statements of Operations                                      3

Consolidated Statements of Stockholders' Equity                            4

Consolidated Statements of Cash Flows                                      5

Notes to Consolidated Financial Statements                            6 - 26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sun Motor International, Inc.


We have audited the accompanying consolidated balance sheets of Sun Motor International, Inc. (the "Company") and its subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of March 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.




/s/PKF
Certified Public Accountants
Hong Kong
June 30, 2006
                                      F-1


                               SUN MOTOR INTERNATIONAL, INC.

                                CONSOLIDATED BALANCE SHEETS

                             (STATED IN UNITED STATES DOLLARS)


                                                                         MARCH 31,
                                                                 ------------------------
                                                                       2006          2005
                                                                          $             $
ASSETS

Current assets

    Cash and cash equivalents                                       525,990       364,600
    Restricted short-term bank deposits (Note 11(b))              3,282,664     1,623,731
    Accounts receivable, net (Note 3)                            10,407,547    11,242,647
    Inventories, net (Note 4)                                    10,908,979     7,155,980
    Prepayments, deposits and other receivables (Note 5)          2,257,734     1,156,771
    Current portion of promissory note receivable (Note 14)       1,094,542            --
    Income tax recoverable                                           38,194         5,219
    Amounts due from related companies (Note 10)                      8,381        52,023
    Amount due from a director (Note 6)                             108,870       613,010
    Amount due from ultimate holding company (Note 7)               126,009       123,559
    Deferred tax assets (Note 15)                                    40,469       167,226
                                                                 ----------    ----------

Total current assets                                             28,799,379    22,504,766
Property, plant and equipment, net (Note 8)                      14,363,265    13,783,941
Deposits for acquisition of property, plant and equipment            35,449       550,548
Promissory note receivable (Note 14)                              2,412,698            --
Other investment                                                         --        29,069
Deferred tax assets (Note 15)                                       258,509       135,356
                                                                 ----------    ----------

Total assets                                                     45,869,300    37,003,680
                                                                 ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Accounts payable                                              8,928,238     7,909,110
    Accrued expenses and other payables (Note 9)                  3,953,379     3,188,936
    Amount due to a related company (Note 10)                        35,160       165,100
    Dividend payable                                                184,615       184,615
    Current maturities of bank borrowings (Note 11)              13,498,256    11,417,535
    Current maturities of capital lease obligations (Note 12)       765,374       760,865
    Income tax payable                                               31,813        71,487
                                                                 ----------    ----------

Total current liabilities                                        27,396,835    23,697,648
Bank borrowings, less current maturities (Note 11)                1,338,532            --
Capital lease obligations, less current maturities (Note 12)        938,430       327,561
Deferred tax liabilities (Note 15)                                2,080,544     2,008,933
                                                                 ----------    ----------

Total liabilities                                                31,754,341    26,034,142
                                                                 ----------    ----------

Commitments and contingencies (Note 22)

Minority interests (Note 2)                                         228,795       193,627
                                                                 ----------    ----------

Stockholders' equity
    Preferred stock, no par value :-
      2,000,000 shares authorized in 2006 and 2005
      None issued and outstanding in 2006 and 2005                       --            --
    Common stock, par value $0.01 per share (Note 20) :-
      50,000,000 shares authorized in 2006 and 2005
      29,440,067 shares issued and outstanding in 2006; and
      28,000,000 shares issued and outstanding in 2005              294,401       280,000
    Additional paid-in-capital                                      917,327       903,228
    Other comprehensive income                                       19,774        19,774
    Retained profits                                             12,654,662     9,572,909
                                                                 ----------    ----------

Total stockholders' equity                                       13,886,164    10,775,911
                                                                 ----------    ----------

Total liabilities and stockholders' equity                       45,869,300    37,003,680
                                                                 ==========    ==========


                      see Notes to consolidated financial statements



                                   SUN MOTOR INTERNATIONAL, INC.

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (STATED IN UNITED STATES DOLLARS)


                                                                   YEAR ENDED MARCH 31,
                                                      -------------------------------------------
                                                             2006            2005            2004
                                                                $               $               $

Total net sales                                        50,843,346      48,698,580      39,965,957

Cost of sales                                         (39,900,711)    (37,842,405)    (30,984,440)
                                                      -----------     -----------     -----------

Gross profit                                           10,942,635      10,856,175       8,981,517

Depreciation and amortization                            (411,650)       (479,529)       (447,538)

Selling, general and administrative expenses          (10,153,902)     (8,402,972)     (7,071,515)
                                                      -----------     -----------     -----------

Operating income                                          377,083       1,973,674       1,462,464

Other income (Note 13)                                    315,425         297,784         529,018

Gain on disposal of a subsidiary (Note 14)              3,466,316              --              --

Interest expense                                         (964,999)       (553,615)       (514,644)
                                                      -----------     -----------     -----------

Income before income tax                                3,193,825       1,717,843       1,476,838

Income tax expenses (Note 15)                             (76,904)       (399,599)       (373,488)

Minority interests (Note 2)                               (35,168)         (8,944)        (24,439)
                                                      -----------     -----------     -----------

Net income                                              3,081,753       1,309,300       1,078,911
                                                      ===========     ===========     ===========

Net income per share - Basic and diluted (Note 16)           0.11            0.05            0.04
                                                      ===========     ===========     ===========

Weighted average number of shares outstanding
  - Basic and diluted                                  29,140,820      28,000,000      28,000,000
                                                      ===========     ===========     ===========



                          see Notes to consolidated financial statements




                                             SUN MOTOR INTERNATIONAL, INC.

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           (STATED IN UNITED STATES DOLLARS)



                                          COMMON STOCK         ADDITIONAL       OTHER
                                   -------------------------     PAID-IN     COMPREHENSIVE   RETAINED
                                      SHARES        AMOUNT       CAPITAL        INCOME        PROFITS         TOTAL
                                   -----------   -----------   -----------    -----------   -----------    -----------
                                                           $             $              $             $              $

At April 1, 2003                    28,000,000       280,000       903,228         19,774    10,261,621     11,464,623
Net income                                  --            --            --             --     1,078,911      1,078,911
                                   -----------   -----------   -----------    -----------   -----------    -----------

(a) AT MARCH 31, 2004
AND APRIL 1, 2004                   28,000,000       280,000       903,228         19,774    11,340,532     12,543,534
Net income                                  --            --            --             --     1,309,300      1,309,300
Dividend (Note 17)                          --            --            --             --    (3,076,923)    (3,076,923)
                                   -----------   -----------   -----------    -----------   -----------    -----------

AT MARCH 31, 2005
(b) AND APRIL 1, 2005               28,000,000       280,000       903,228         19,774     9,572,909     10,775,911
Recapitalization (Notes 1 and 2)     1,430,067        14,301       (14,301)            --            --             --
Issuance of shares for investor
  relation services (Note 20)           10,000           100        28,400             --            --         28,500
Net income                                  --            --            --             --     3,081,753      3,081,753
                                   -----------   -----------   -----------    -----------   -----------    -----------

At March 31, 2006                   29,440,067       294,401       917,327         19,774    12,654,662     13,886,164
                                   ===========   ===========   ===========    ===========   ===========    ===========



                                     see Notes to consolidated financial statements





                                          SUN MOTOR INTERNATIONAL, INC.

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (STATED IN UNITED STATES DOLLARS)

                                                                                 YEAR ENDED MARCH 31,
                                                                       -----------------------------------------
                                                                              2006           2005           2004
                                                                                 $              $              $
Cash flows from operating activities :-

    Net income                                                           3,081,753      1,309,300      1,078,911
    Adjustments to reconcile net income to net cash provided
      by operating activities :-
        Depreciation and amortization                                    2,939,562      2,348,357      1,965,736
        Interest income from a director                                    (61,533)      (113,098)      (311,674)
        (Gain)/loss on disposal of property, plant and equipment           (24,364)       165,424         (7,949)
        Bad debts written off                                              532,399         16,386             --
        Allowance for doubtful accounts                                    233,373        764,163        506,859
        Allowance for obsolete inventories                                 268,964        108,332             --
        Provision for other investment                                      29,069             --             --
        Investor relation service fee                                       28,500             --             --
        Gain on disposal of a subsidiary                                (3,466,316)            --             --
        Increase/(decrease) in deferred tax assets                           3,604       (166,191)       (69,289)
        Increase in deferred tax liabilities                                71,611        521,417        406,819
        Increase in minority interests                                      35,168          8,944         24,439

    Changes in operating assets and liabilities :-
        Increase in accounts receivable, prepayments, deposits
          and other receivables                                         (1,089,390)    (2,175,862)    (2,576,317)
        (Increase)/decrease in inventories                              (4,021,963)    (1,473,250)     1,082,729
        Increase in accounts payable, accrued expenses and
          other payables                                                 2,537,834      1,897,797      1,126,653
        (Increase)/decrease in income tax recoverable                      (32,975)       119,177         (2,837)
        (Decrease)/increase in income tax payable                          (39,674)        65,374          6,113
                                                                       -----------    -----------    -----------

        Net cash provided by operating activities                        1,025,622      3,396,270      3,230,193
                                                                       -----------    -----------    -----------

    Cash flows from investing activities :-

        Proceeds from disposal of property, plant and equipment            346,290             --          7,949
        Payments to acquire and for deposit for acquisition of
          property, plant and equipment                                 (2,345,145)    (2,832,969)    (2,144,221)
        Cash disposed on disposal of subsidiary (Note 14)                  (13,775)            --             --
                                                                       -----------    -----------    -----------

        Net cash used in investing activities                           (2,012,630)    (2,832,969)    (2,136,272)
                                                                       -----------    -----------    -----------

    Cash flows from financing activities :-

        New bank loans raised                                           16,181,915             --        961,539
        Repayment of bank loans                                        (13,262,701)      (770,598)    (1,284,986)
        Increase in bank overdrafts                                        773,301        145,279        422,338
        (Decrease)/increase in bills payable and trust receipt loans      (273,262)     2,031,797      1,710,433
        Repayment of capital lease obligations                          (1,088,847)      (891,971)      (953,951)
        Repayment to/(advance from) related companies                      (86,298)       (49,485)         7,809
        Repayment by/(advance to) a director                               565,673       (858,204)    (1,446,438)
        Advance to ultimate holding company                                 (2,450)          (550)            --
        Increase in short term bank deposits                            (1,658,933)      (507,631)      (196,380)
                                                                       -----------    -----------    -----------

        Net cash provided by/(used in) financing activities              1,148,398       (901,363)      (779,636)
                                                                       -----------    -----------    -----------

    Net increase/(decrease) in cash and cash equivalents                   161,390       (338,062)       314,285

    Cash and cash equivalents, beginning of year                           364,600        702,662        388,377
                                                                       -----------    -----------    -----------

    Cash and cash equivalents, end of year                                 525,990        364,600        702,662
                                                                       ===========    ===========    ===========



                                  see Notes to consolidated financial statements

                                                       F-5

                          SUN MOTOR INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        (STATED IN UNITED STATES DOLLARS)


1.   CORPORATE INFORMATION

     Sun Motor International Inc. (the "Company") was incorporated in State of Wyoming on February 23, 1973. The Company's shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America. Following the reverse acquisition as detailed below, the Company changed its name from Wyoming Oil & Minerals, Inc. to Sun Motor International, Inc. to reflect the change in the Company's business. The financial year end date of the Company has also been changed from February 28 to March 31.

     Pursuant to the Plan of Reorganization dated May 2, 2005, the Company acquired 100% ownership interest in Bestip Development International Limited ("Bestip"), a limited company incorporated in the British Virgin Islands, in consideration for the issuance of the Company's 28,000,000 common shares to the former stockholders of Bestip ("Bestip Former Stockholders").

     The aforesaid transaction was completed on June 15, 2005 and thereafter Bestip became a wholly owned subsidiary of the Company and Bestip Former Stockholders became the majority stockholders of the Company. This transaction constituted a reverse takeover transaction ("RTO").

     Following the RTO, the Company through Bestip and its subsidiaries acts as an original design manufacturer and supplier of both standard and custom-designed micro-motors to the global market with a broad range of applications in automotive parts, power tools, home appliances, business equipment, medical equipment, personal care products and consumer electronics.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of presentation and consolidation
     --------------------------------------------

     The RTO has been accounted for as a recapitalization of Bestip whereby the assets and liabilities and operations of Bestip become the assets and liabilities and operations of the Company with no adjustment to the historical basis of the assets and liabilities of Bestip and the operations consolidated.

     At the RTO completion date on June 15, 2005, the Company did not have any assets or liabilities. Thus the 1,430,067 shares of the Company's common stock issued and outstanding immediately prior to the RTO are accounted for at nil value. These financial statements reflect the recapitalization of the stockholders' equity as if the RTO occurred as of the beginning of the reporting years presented.

     The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

     --------------------------------------------

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

     The results of subsidiaries acquired or disposed of during the years are included in the consolidated income statement from the effective date of acquisition or up to the effective date of disposal.

     Minority interests
     ------------------

     Minority interests resulted from the consolidation of a 90% owned subsidiary, Sun Motor Manufactory Limited.

     Use of estimates
     ----------------

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of property, plant and machinery. Actual results could differ from those estimates.

     Concentration of credit risk
     ----------------------------

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and promissory note receivables. As of March 31, 2006 and 2005 substantially all of the Company's cash and cash equivalents and restricted cash were held by major financial institutions located in Hong Kong, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. The Company maintains an allowance for doubtful accounts of trade receivables. In respect of the promissory note receivable, the Company requests securities for its acceptance. More details of the securities are set out in note 14.

     The Company's five largest customers accounted for approximately 26%, 50% and 33% respectively, of net sales during 2006, 2005 and 2004. No other customers accounted for sales of 10% or more during the year.

     Cash and cash equivalents
     -------------------------

     Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of March 31, 2006 and 2005, the cash and cash equivalents denominated in Hong Kong Dollars amounted to $363,653 and $206,528 respectively whilst the remaining balances were denominated in Renminbi ("RMB") of $127,558 and $143,359, which are not freely convertible into foreign currencies, and in other currencies of $34,779 and $14,713 respectively.

     Restricted cash
     ---------------

     Restricted cash consists primarily of bank deposits held as collateral under pledge for bank borrowings.

     Allowance for doubtful debts
     ----------------------------

     The Company establishes an allowance for doubtful accounts based on management's assessment of the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the realization of the receivables, including the current creditworthiness of each customer and the related ageing analysis.

     Based on the above assessment, during the reporting years, the management establishes the general provisioning policy, which is considered to be adequate, for the potentially uncollectible amounts as follows :-

                                                         General
                                                       provision
              Age of debts                            percentage
              ------------                            ----------

              1 - 2 years                                    50%
              Over 2 years                                  100%

     In the normal course of business the Company extends unsecured credit to customers ranging from 30 to 180 days after the invoice date. The Company does not accrue interest on trade accounts receivable.

     If accounts receivable in excess of the provided allowance is determined uncollectible, they are charged to expense in the year that determination is made. Bad debts are written off when identified.

     Promissory note
     ---------------

     The promissory note receivable is subsequently measured at amortized cost using the effective interest rate method. Appropriate allowances for estimated irrecoverable amounts are recognized in profit or loss when there is objective evidence that the asset is impaired. The allowance recognized is measured as the difference between the asset's carrying amount and the present value of estimated future cash flows discounted at the effective interest rate computed at initial recognition.

     Inventories
     -----------

     Inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements; decrease due to market conditions, product life cycle changes.

     -----------

     During the reporting years, the management establishes the general provisioning policy for inventories based on past experience as follows :-

                                                         General
                                                       provision
              Age of inventories                      percentage
              ------------------                      ----------

              1 - 2 years                                    50%
              Over 2 years                                  100%

     Property, plant and equipment
     -----------------------------

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

     Depreciation and amortization are provided using the straight-line method over the estimated useful lives at the following annual rates :-

            Land                                     Over the term of the lease
            Buildings                                2%
            Building improvements                    20%
            Machinery and equipment                  10% - 20%

     During the year ended March 31, 2004, the depreciation rate for machinery and equipment was changed from 10% - 30% to 10% - 20%. The management considered that the revised depreciation rate reflected more fairly the expected useful lives of the machinery and equipment. The change in the accounting estimate as a result of the revision of the depreciation rate of machinery and equipment increased the income for the year ended March 31, 2004 by approximately $412,000 and the basic net income per share by $0.15.

     Other investment
     ----------------

     Other investment includes equity investment made in a private company. The investment represents less than 20% equity in this company and is accounted for using the cost method of accounting.

     During the year ended March 31, 2006, the management considered this investment was not recoverable and made a full provision against the investment cost of $29,069.

     Impairment of assets of long-lived assets
     -----------------------------------------

     Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets.

     During the reporting years, the Company has not identified any indicators that would require testing for impairment and no impairment was made.

     Stock-based compensation
     ------------------------

     The Company has adopted SFAS 123, "Accounting for Stock-Based Compensation". Under SFAS 123, equity instruments to acquire goods or services from nonemployees must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

     Revenue recognition
     -------------------

     The company recognizes revenue, net of discounts and returns, when risks and rewards of ownership of the products have been transferred to buyers, persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured.

     Revenue from product sales is generally recognized upon shipment of the products to the buyers in accordance with the terms of the sales agreement.

     Advertising, transportation, research and development expenses
     --------------------------------------------------------------

     Advertising, transportation, research and development, and other product-related costs are charged to expense as incurred.

     Advertising expenses amounted to $177,783, $106,744 and $142,251 during 2006, 2005 and 2004 respectively are included in selling expenses.

     Transportation expenses amounted to $565,388, $455,937 and $420,524 during 2006, 2005 and 2004 respectively are included in selling expenses.

     Research and developments expenses amounted to $497,396, $287,836 and $302,274 during 2006, 2005 and 2004 respectively are included in general and administrative expenses.

     Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes whereby deferred taxes are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Dividends
     ---------

     Dividends are recorded in Company's financial statements in the period in which they are declared.

     Off-balance sheet arrangements
     ------------------------------

     The Company does not have any off-balance sheet arrangements.

     Comprehensive income
     --------------------

     The Company has adopted SFAS 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.

     Comprehensive income during the reporting years is analyzed as below :-

                                                     YEAR ENDED MARCH 31,
                                           -------------------------------------
                                                2006          2005          2004
                                                   $             $             $

          Comprehensive income
              Net income                   3,081,753     1,309,300     1,078,911
              Other                               --            --            --
                                           ---------     ---------     ---------

                                           3,081,753     1,309,300     1,078,911
                                           =========     =========     =========

     The other comprehensive income shown on the consolidated statements of stockholders' equity represents the foreign currency translation in prior periods.

     Foreign currency translation
     ----------------------------

     The functional currency of the Company is Hong Kong Dollars ("HKD"). The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective years.

     For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States Dollars ("$"). Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders' equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders' equity.

     During 2006, 2005 and 2004, there has been no significant change in exchange rates. The exchange rates in effect throughout the reporting years were HKD7.8 for $1. Accordingly, there are no changes in other comprehensive income as shown in the consolidated statements of changes in stockholders' equity.

     Fair value of financial instruments
     -----------------------------------

     The carrying values of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts and other receivables, amounts due from related parties, accounts and other payables and amounts due to related parties approximate their fair values due to the short-term maturity of such instruments. The carrying amounts of promissory note receivable and bank borrowings approximate their fair values because the applicable interest rates approximate current market rates.

     -----------------------------------

     It is management's opinion that the Company is not exposed to significant price or credit risks arising from these financial instruments.

     In respect of foreign currency risk, the Company is exposed to this risk arising from import purchase and export sales transactions and recognized trade receivables and payables as they will affect the future operating results of the Company. The Company did not have any hedging transactions during the reporting years.

     The Company is also exposed to interest rate risk arising from bank borrowings. The changes in market interest rates may affect the operating results of the Company. The Company did not have any hedging transactions during the reporting years.

     Basic and diluted earnings per share
     ------------------------------------

     The Company reports basic earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share are computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the years. The weighted average number of shares outstanding for 2005 and 2004 represents the number of shares issued by the Company in conjunction with the RTO (Notes 1 and 2).

     Recently issued accounting pronouncements
     -----------------------------------------

     In November 2004, the FASB issued SFAS No. 151, "Inventory costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends ARB 43, Chapter 4 to clarify that "abnormal" amount of idle freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which revises SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards. This cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (typically the vesting period). SFAS 123R also requires that benefits associated with tax deductions in excess of recognized compensation cost be reported as a financing cash inflow, rather than as an operating cash flow as required under current literature.

     SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method.

     Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based awards granted or modified after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The Company is adopting SFAS 123R effective January 1, 2006 using the modified prospective method.

     -----------------------------------------

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application to prior period financial statements of changes in accounting principle, unless impracticable to do so. It also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted as a change in accounting estimate, effected by a change in accounting principle. Accounting for error corrections and accounting estimate changes will continue under the guidance in APB Opinion 20, "Accounting Changes," as carried forward in this pronouncement. The statement is effective for fiscal years beginning after December 15, 2005.

     In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is 'other-than-temporary', and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is 'other-than-temporary' for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If 'other-than-temporary', an impairment loss shall be recognized in earnings equal to the difference between the investment's cost and its fair value. The guidance in this FSP is effective in reporting years beginning after December 15, 2005. The Company is reviewing FSP Nos. FAS 115-1 and 124-1, but does not expect that the adoption of this FSP will have a material effect on its consolidated financial statements.

     The Company does not anticipate that the adoption of these standards will have a material impact on these consolidated financial statements.

3.   ACCOUNTS RECEIVABLE, NET

                                                              MARCH 31,
                                                     ---------------------------
                                                            2006           2005
                                                               $              $

          Accounts receivable                         10,640,920     12,383,423
          Less : Allowance for doubtful accounts        (233,373)    (1,140,776)
                                                     -----------    -----------

                                                      10,407,547     11,242,647
                                                     ===========    ===========

     The Company incurred $233,373, $764,163 and $506,859 of doubtful debt expense during 2006, 2005 and 2004 respectively.

     In 2006 and 2005, the Company wrote off $1,673,175 and $1,449,810 of bad debts of which $1,140,776 and $1,434,200 were against the allowance for doubtful debts whilst $532,399 and $15,610 were charged to its statement of operations respectively. No write off was made in 2004.

4.   INVENTORIES, NET

                                                               MARCH 31,
                                                     --------------------------
                                                            2006           2005
                                                               $              $

         Raw materials                                 8,302,395      5,239,622
         Work in progress                                602,252        375,178
         Finished goods                                2,273,296      1,649,512
                                                     -----------    -----------

                                                      11,177,943      7,264,312
         Less : Allowance for obsolete inventories      (268,964)      (108,332)
                                                     -----------    -----------

                                                      10,908,979      7,155,980
                                                     ===========    ===========

     The Company charged $268,964 and $108,332 of allowance for obsolete inventories during 2006 and 2005 respectively which were included in cost of sales. No such allowance was made for 2004.

     In 2006 and 2005, the Company wrote off $108,332 and $728,435 of inventories against the allowance for obsolete inventories respectively. No write off was made in 2004.


5.   PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

     At March 31, 2006 and 2005, the balances comprised of the following :-

                                                               MARCH 31,
                                                     --------------------------
                                                           2006            2005
                                                              $               $

          Prepayments                                   251,604          32,949
          Rental and other deposits                     581,157         264,225
          Deposits for purchases of raw materials       743,273         129,496
          Other receivables                             681,700         730,101
                                                     -----------    -----------

                                                       2,257,734      1,156,771
                                                     ===========    ===========


6.   AMOUNT DUE FROM A DIRECTOR

     The amount is due from the Company's director, Mr. Shi Kai Bui Simon ("Simon Shi") who is also a major stockholder of the Company. It is unsecured, bears interest calculated based on the cost of funding of the Company plus 1.5% per annum which approximates 8% per annum for during the reporting years (Note 24(a)) and is repayable on demand.


7.   AMOUNT DUE FROM ULTIMATE HOLDING COMPANY

     The entire issued and outstanding common stock of the ultimate holding company is owned by Simon Shi. The amount represents advance to ultimate holding company and is interest-free, unsecured and repayable on demand.

8.   PROPERTY, PLANT AND EQUIPMENT, NET

                                                               MARCH 31,
                                                      -------------------------
                                                             2006          2005
                                                                $             $

   Land and buildings                                   1,422,639     1,422,639
   Building improvements                                  375,286       372,734
   Machinery and equipment                             35,863,645    32,589,146
                                                      -----------   -----------

                                                       37,661,570    34,384,519
   Less : Accumulated depreciation and amortization   (23,298,305)  (20,600,578)
                                                      -----------   -----------

                                                       14,363,265    13,783,941
                                                      ===========   ===========

     (i) Machinery and equipment with net book values of $2,775,232 (cost of $4,131,758 less accumulated depreciation of $1,356,526) and $2,192,468 (cost of $3,183,930 less accumulated depreciation of $991,462) were under capital lease obligations at March 31, 2006 and 2005 respectively.

          Depreciation on machinery and equipment under capital lease obligations amounted to $358,502, $293,627 and $241,506 for 2006, 2005 and 2004 respectively.

     (ii) At March 31, 2006, land and buildings with carrying amount of $1,043,640 was pledged to banks for banking facilities granted to the Company (Note 11(b)).

     (iii) Depreciation and amortization expenses for 2006, 2005 and 2004 were $2,939,562, $2,348,357 and $1,965,736 respectively and $2,527,912,
          $1,868,828 and $1,518,198 of these expenses were included in factory overheads.

     (iv) During 2006, 2005 and 2004, machinery and equipment with carrying amounts of $16,021, $471,329 and nil value were disposed of at considerations of $40,385, $305,905 and $7,949 resulting in gain of $24,364, loss of $165,424 and gain of $7,949 respectively.

          On March 31, 2006, machinery and equipment with carrying amount of $417,752 was sold in conjunction with the disposal of a subsidiary (Note 14).


9.   ACCRUED EXPENSES AND OTHER PAYABLES

     At March 31, 2006 and 2005, accrued expenses and other payables comprised of the following :-

                                                                 MARCH 31,
                                                           ---------------------
                                                                2006        2005
                                                                   $           $

     Acquisitions of property, plant and equipment            65,841      20,819
     Auditors' remuneration                                   66,667      50,000
     Utilities, consumables and other operating expenses   2,183,569     896,913
     Customers' and other deposits received                  181,470     316,249
     Payroll and other staff costs                           575,109     780,252
     Receipt in advance for sales of scrap materials         241,050     727,912
     Rental expense                                          228,463     336,805
     Others                                                  411,210      59,986
                                                           ---------   ---------

     Total                                                 3,953,379   3,188,936
                                                           =========   =========

10.  AMOUNTS DUE FROM/TO RELATED COMPANIES

     The related companies are controlled by Simon Shi. These amounts are interest-free, unsecured and repayable on demand.


11.  BANK BORROWINGS

     (a) Bank borrowings composed of the followings :-

                                                              MARCH 31,
                                                     --------------------------
                                                            2006           2005
                                                               $              $

          Bills payable and trust receipts loans       8,317,207      8,590,469
          Bank overdrafts                              3,568,316      2,795,015
          Bank loans - short term                      1,612,733         32,051
                       - long term                     1,338,532             --
                                                     -----------    -----------

                                                      14,836,788     11,417,535
          Less : Current maturities                  (13,498,256)   (11,417,535)
                                                     -----------    -----------

                                                       1,338,532             --
                                                     ===========    ===========

     The Company is obliged to make the following principal payments :-

                                                               MARCH 31,
                                                     --------------------------
                                                            2006           2005
                                                               $              $
          Years ending March 31 :-
          2006                                                --     11,417,535
          2007                                        13,498,256             --
          2008                                           119,964             --
          2009                                           130,244             --
          2010                                           141,401             --
          2011                                           153,517             --
          2012                                           166,673             --
          2013                                           180,955             --
          2014                                           196,462             --
          2015                                           213,297             --
          2016                                            36,019             --
                                                     -----------    -----------

                                                      14,836,788     11,417,535
                                                     ===========    ===========

     (b) At March 31, 2006, the Company's available banking facilities to the extent of approximately $21.6 million were secured by the following :-

          (i)  The Company's short-term bank deposits;

          (ii) The Company's land and buildings (Note 8 (ii));

          (iii) Limited to the extent of $5.77 million together with outstanding interest and unlimited guarantees executed by the Company's subsidiaries in favor of banks for outstanding facilities granted to the Company;

          (iv) Limited to the extent of $2.95 million together with outstanding interest and unlimited personal guarantees put up by Simon Shi in favor of banks for outstanding facilities granted to the Company (Note 24(c));

          (v)  The properties owned by Simon Shi; and

          (vi) The guarantees including those executed by the subsidiaries and Simon Shi are exercisable by the banks upon default on repayment by the Company. The maximum exposure to these guarantees is $21.6 million representing available banking facilities together with outstanding interest. At March 31, 2006, the guaranteed amount utilized by the Company amounted to $14.8 million.

          In addition, the Company was obliged to meet the covenants of maintaining tangible net worth and net worth at certain levels. The Company was not in breach of any such covenants throughout the years.

          At March 31, 2006, the amount of unused available banking facilities, including unused letters of credit of approximately $3.6 million, was approximately $6.8 million.

          The interest rates of bank borrowings were Hong Kong best lending rate plus 0% to 2.5% per annum, HIBOR plus 0% to 2.5% per annum and prime rate minus 0.5% to plus 2.5%.


12.  CAPITAL LEASE OBLIGATIONS

     The Company leases certain machinery and equipment under non-cancelable leases classified as capital leases. The following is a schedule of future minimum lease payments for capital leases together with the present value of the net minimum lease payments :-

                                                             MARCH 31,
                                                   -----------------------------
                                                         2006              2005
                                                            $                 $
     Years ending March 31 :-
     2006                                                  --           785,673
     2007                                             859,243           269,495
     2008                                             638,818            56,511
     2009                                             285,700                --
     2010                                              53,680                --
     2011                                              25,374                --
                                                   ----------        ----------

     Total minimum lease payments                   1,862,815         1,111,679
     Less: Capital lease charges                     (159,011)          (23,253)
                                                   ----------        ----------

     Present value of lease payments                1,703,804         1,088,426
     Less: current maturities                        (765,374)         (760,865)
                                                   ----------        ----------

                                                      938,430           327,561
                                                   ==========        ==========

     Details of capitalized assets are set out in note 8(i).

13.  OTHER INCOME

     Other income included the followings :-

                                                         YEAR ENDED MARCH 31,
                                                    ---------------------------
                                                       2006      2005      2004
                                                          $         $         $

Bank interest income                                 63,472     8,962     5,500
Gain on disposal of property, plant and equipment    24,364        --     7,949
Interest income from a director                      61,533   113,098   311,674
Other income                                        166,056   175,724   203,895
                                                    -------   -------   -------

                                                    315,425   297,784   529,018
                                                    =======   =======   =======


14.  DISPOSAL OF A SUBSIDIARY

     Pursuant to a sale and purchase agreement entered into between the Company and an independent third party (the "Purchaser") on March 31, 2006, the Company agreed to dispose of a wholly owned subsidiary (the "Subsidiary"), which owns and operates a production line in the People's Republic of China (the "PRC"), to the Purchaser at a consideration of $3,800,000. This consideration was settled by a Promissory Note issued by the Purchaser with interest-free installments payable as follows :-

                   INSTALLMENTS        PAYMENT DATES
                              $

                         380,000       September 30, 2006
                         760,000       March 31, 2007
                       2,660,000       March 31, 2008
                -----------------

                       3,800,000
                =================

     As continuing securities for the Promissory Note accepted by the Company, the Purchaser executed a First Fixed Charge on the entire equity interest in the Subsidiary (i.e. its entire issued and outstanding common stock) in favor of the Company. In addition, the Subsidiary also entered into a Debenture which incorporates a Fixed and Floating Charges on all of its assets in favor of the Company.

     The promissory note receivable is analyzed as below :-

                                                                              $

          Note receivable                                             3,800,000
          Discount                                                     (292,760)
                                                                   ------------

                                                                      3,507,240
          Portion classified as current asset                        (1,094,542)
                                                                   ------------

          Non-current portion                                         2,412,698
                                                                   ============

     The face value of note receivable is adjusted using interest rate of 5% per annum resulting in a discount of $292,760. The 5% is determined by the management after consideration of credit standing of the Purchaser, the securities given and current market interest rate. The discount is amortized as an interest income using effective interest rate method over 2 years, the term of the promissory note, starting from April 1, 2006.

     This disposal transaction completed on March 31, 2006 and resulted in a gain of $3,466,316 calculated as follows :-

                                                                 $            $

      Consideration
        - Note receivable                                             3,800,000
        - Discount                                                     (292,760)
                                                                     ----------

                                                                      3,507,240
      The Subsidiary's net assets
        - Machinery and equipment                          417,752
        - Receivables                                      363,660
        - Cash                                              13,775
        - Payables                                        (754,263)      40,924
                                                        ----------   ----------

      Gain on disposal                                                3,466,316
                                                                     ==========

     As the consideration was settled by the promissory note, net cash outflow from the disposal amounted to $13,775.

     This Subsidiary did not generate any revenue from external customers during the reporting years. It was responsible for certain production processes of low-end products of the Company. During the year ended March 31, 2006, the Subsidiary incurred production cost of $708,388, which is included in cost of sales, and administrative expenses of $380,673.

     Subsequent to its disposal, this Subsidiary continues to be a sub-contractor for the Company's low-end products in its capacity as a third party and the Company pays the relevant charge for the subcontracting service rendered.

     In view that the Company continues to be engaged in the distribution of such products, the disposal did not constitute a discontinued operation.


15.  INCOME TAXES

     The components of the income (loss) from continuing operations before income taxes are :-

                                                     YEAR ENDED MARCH 31,
                                           -------------------------------------
                                                 2006          2005         2004
                                                    $             $            $

     Hong Kong                              3,224,325     1,717,843    1,476,838
     The United States                        (30,500)           --           --
                                           ----------    ----------   ----------

     Total income before income tax         3,193,825     1,717,843    1,476,838
                                           ==========    ==========   ==========

     The income tax expenses consists of the following :-

                                                     YEAR ENDED MARCH 31,
                                           -------------------------------------
                                                 2006          2005         2004
                                                    $             $            $
     Current tax :-
         Hong Kong                              1,689        44,373       35,958

     Deferred tax :-
         Hong Kong                             75,215       355,226      337,530
                                           ----------    ----------   ----------

     Total expenses for income tax             76,904       399,599      373,488
                                           ==========    ==========   ==========

     The Company is subject to income tax rate in the United States as follows
     :-

           Statutory federal rate                                        34.00%
           State income tax rate                                          4.95%
                                                             -------------------

           State income tax rate                                         38.95%
                                                             ===================

     The Company's subsidiaries operating in Hong Kong are subject to profits tax rate of 17.5% on the estimated assessable profits during the reporting years.

     The Company's subsidiary operating in the PRC is subject to enterprise income tax rate of 33%. No provision for PRC enterprise income tax has been made as the PRC subsidiary had no assessable profits throughout the years and was disposed of in March 2006 (Note 14).

     Income tax expenses vary from the amount computed by applying the Hong Kong profits tax rate to income before income tax as follows :-

                                                                    YEAR ENDED MARCH 31,
                                                          --------------------------------------
                                                                2006          2005          2004
                                                                   $             $             $

     Income before income tax                              3,193,825     1,717,843     1,476,838
                                                          ==========    ==========    ==========

     Expected income tax expenses at Hong Kong
       profits tax rate of 17.5%                             558,919       300,623       258,447
     Income/expenses not taxable/deductible for tax
       purposes                                             (518,064)       46,034         5,201
     Increase in opening deferred tax due to increase
       in Hong Kong income tax rate                               --            --        95,034
     PRC and Hong Kong tax rates differential                     --       (48,588)      (20,460)
     Under/(over) provision of current tax for previous
       years                                                      31          (539)       (2,941)
     Valuation allowances                                     17,545       103,446        43,559
     Others                                                   18,473        (1,377)       (5,352)
                                                          ----------    ----------    ----------

     Income tax expenses                                      76,904       399,599       373,488
                                                          ==========    ==========    ==========

     The major components of deferred tax recognized in the consolidated balance sheets as of March 31, 2006 and 2005 are as follows :-

                                                                            MARCH 31,
                                                                    ------------------------
                                                                          2006          2005
                                                                             $             $

     Excess of tax depreciation expenses over book
       depreciation expenses
       - Hong Kong                                                  (2,036,544)   (1,974,843)
                                                                    ----------    ----------

     Allowances for doubtful debts that are reported in financial statements prior to becoming deductible for tax purposes
       - Hong Kong                                                      40,469       167,226
                                                                    ----------    ----------

     Tax losses
       - Hong Kong                                                     220,175       101,266
       - PRC                                                                --       393,099
       - The United States                                           1,288,481            --
                                                                    ----------    ----------

                                                                     1,508,656       494,365
     Less : Valuation allowances                                    (1,294,147)     (393,099)
                                                                    ----------    ----------

                                                                       214,509       101,266
                                                                    ----------    ----------


                                                                    (1,781,566)   (1,706,351)
                                                                    ==========    ==========

     The deferred taxes recognized can be analyzed as follows :-

                                                                            MARCH 31,
                                                                    ------------------------
                                                                          2006          2005
                                                                             $             $
     Current assets :-
         Deferred tax assets                                            40,469       167,226

     Non-current assets (liabilities) :-
         Deferred tax assets                                           258,509       135,356
         Deferred tax liabilities                                   (2,080,544)   (2,008,933)
                                                                    ----------    ----------

                                                                    (1,781,566)   (1,706,351)
                                                                    ==========    ==========

     At March 31, 2006, the Company had tax losses carried forward amounting to $4,566,177. $1,258,138 of these tax losses can be utilized for an unlimited period of time in Hong Kong and the remaining $3,308,039, if unutilized, will expire through to 2025 in the United States.

     At March 31, 2005, the Company had tax losses carried forward amounting to $1,769,872. $578,663 of these tax losses can be utilized for an unlimited period of time in Hong Kong and the remaining $1,191,209 can be carried forward for five years from the year of loss in the PRC.

     In 2006, the management determined that the tax losses of $3,308,039 in the United States and of $32,370 in Hong Kong did not meet the realization criteria and thereby valuation allowance of $1,294,147 was made against the deferred tax asset as of March 31, 2006.

     In 2005, the management determined that the tax losses of $1,191,209 incurred in the PRC did not meet the realization criteria and thereby valuation allowance of $393,099 was made against the deferred tax asset as of March 31, 2005.

16.  BASIC AND DILUTED NET INCOME PER SHARE

     The Company has no dilutive instruments and accordingly the basis and diluted net income per share are the same.


17.  DIVIDEND

     During the year ended March 31, 2005, an interim dividend of $30,769.23 per share totaling $3,076,923 was declared by Bestip.


18.  SEGMENT INFORMATION

     The Company solely designs, manufactures, sells and distributes micro motors of different functions and features, and they are used for toys, electrical appliances, office equipment, automobile accessories, camera, Digital Video Disc ("DVD") and Moving Picture Experts Group Audio Layer 3 ("MP3") player.

     The Company has two reportable segments, Alternating Current ("AC") and Direct Current ("DC") motors, based on manufacturing processes. Information for the two segments is disclosed under FAS 131, "Disclosures about Segments of an Enterprise and Related Information" as below :-

                                       AC                                 DC                                TOTAL
                      ----------------------------------  ----------------------------------  ----------------------------------
                            2006        2005        2004        2006        2005        2004        2006        2005        2004
                               $           $           $           $           $           $           $           $           $

Revenue from
  external
  customers           19,741,705  16,260,502  11,670,797  31,101,641  32,438,078  28,295,160  50,843,346  48,698,580  39,965,957
Bank interest income      24,645       2,992       1,606      38,827       5,970       3,894      63,472       8,962       5,500
Interest expense         374,695     184,853     150,286     590,304     368,762     364,358     964,999     553,615     514,644
Depreciation           1,141,388     784,119     574,031   1,798,174   1,564,238   1,391,705   2,939,562   2,348,357   1,965,736
Segment profit           128,957      84,933      65,536   2,837,279   1,344,088     895,733   2,966,236   1,429,021     961,269
Segment assets        16,617,581  13,684,344  11,325,310  28,671,287  22,193,874  21,059,041  45,288,868  35,878,218  32,384,351
Expenditure for
  segment assets       1,534,757   1,768,538   1,324,076   2,417,899   3,528,057   3,210,146   3,952,656   5,296,595   4,534,222
                      ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

     A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

                                                        YEAR ENDED MARCH 31,
                                               ----------------------------------
                                                     2006        2005        2004
                                                        $           $           $

Total consolidated revenue                     50,843,346  48,698,580  39,965,957
                                               ==========  ==========  ==========

Total profit for reportable segments            2,966,236   1,429,021     961,269
Unallocated amounts relating to operations :-
    Interest income from a director                61,533     113,098     311,674
    Other income                                  166,056     175,724     203,895
                                               ----------  ----------  ----------

Income before income taxes                      3,193,825   1,717,843   1,476,838
                                               ==========  ==========  ==========

                                                                MARCH 31,
                                                         -----------------------
                                                               2006         2005
                                                                  $            $

her
     Total assets for reportable segments                45,288,868   35,878,218
         Amount due from a director                         108,870      613,010
         Amount due from ultimate holding company           126,009      123,559
         Deferred tax assets                                298,978      302,582
         Others                                              46,575       86,311
                                                         ----------   ----------

                                                         45,869,300   37,003,680
                                                         ==========   ==========

     Long-lived assets with net book value of $13,319,992 and $12,713,512 are located in the PRC and $1,043,273 and $1,070,429 are located in Hong Kong at March 31, 2006 and 2005 respectively.

     Geographic information about the revenues is set out as follows :-

                                                       REVENUES (NOTE)
                                        ----------------------------------------
                                              2006           2005           2004
                                                 $              $              $

     Japan                              19,533,643     19,168,957     18,017,222
     Taiwan                             13,274,366     13,026,538     10,307,985
     PRC                                 1,310,462        977,956        731,377
     Europe                              4,669,788      3,467,613      3,108,511
     United States & Canada              2,855,720      2,802,405      2,082,755
     Other countries                     9,199,367      9,255,111      5,718,107
                                        ----------     ----------     ----------

     Total                              50,843,346     48,698,580     39,965,957
                                        ==========     ==========     ==========

     Note : They are classified based on location of the customers.


19.  PENSION PLANS

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

     The assets of the schemes are controlled by trustees and held separately from those of the Company. Total pension cost was $94,030, $58,159 and $58,473 during 2006, 2005 and 2004 respectively.


20.  COMMON STOCK

     On June 15, 2005 the Company issued 28,000,000 common shares to Bestip Former Stockholders as a consideration for the acquisition of Bestip in conjunction with the RTO. As detailed in note 1, this transaction constituted a reverse takeover transaction and accordingly the 28,000,000 common shares issued by the Company for the acquisition was taken as the outstanding number of common shares for the years 2005 and 2004.

     The Company's 1,430,067 outstanding common shares immediately prior to the RTO were regarded as the shares issued for recapitalization.

     On October 15, 2005, the Company issued 10,000 restricted common shares at $2.85 per share to an independent contractor for investor relation service provided to the Company. These shares were fully vested to this contractor upon issuance of such shares. The $2.85 was the market price on the same date.


21.  STOCK OPTION AND STOCK GRANT PLAN

     In April 2004, the Company approved the Non-Qualified Stock Option and Stock Grant Plan (the "Plan"). This Plan expires in April 2014 and provides that the board of directors is authorized to appropriate, grant options and make stock grants with respect to, and otherwise issue and sell for the purposes of the Plan, a total number not in excess of 250,000 shares of the Company's common stock. No option was granted under the Plan.

     The Plan was terminated immediately prior to the RTO.

22.  COMMITMENTS AND CONTINGENCIES

     (i) The Company leases office and factory premises under various non-cancelable operating lease agreements that expire at various dates through years 2006 to 2012. Minimum future commitments under these agreements with term in excess of one year as of March 31, 2006 were as follows :-

          YEAR                                                                 $

          2007                                                           390,701
          2008                                                           386,408
          2009                                                           357,163
          2010                                                           323,423
          2011                                                           321,572
          Thereafter                                                     669,943
                                                                   -------------

                                                                       2,449,210
                                                                   =============

     Rental expense was $858,601, $850,858 and $951,455 during 2006, 2005 and
     2004 respectively.

     (ii) At March 31, 2006, the Company has capital commitments in respect of acquisition of property, plant and equipment, which are contracted for but not provided for in the financial statements amounting to $622,703.


23.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                     MARCH 31,
                                                       -------------------------------------
                                                             2006         2005          2004
                                                                $            $             $

Interest paid                                             964,999      553,615       514,644
Income tax paid/(refund)                                   74,338     (140,178)       32,682
Non-cash activities
    Property, plant and equipment acquired under
      capital lease obligations                         1,704,225      244,879     1,252,259
    Deposits for acquisition of property, plant and
      equipment settled via current account with a
      director                                                 --           --     2,564,103
    Sale proceeds of property, plant and equipment
      not yet settled and included in other
      receivables                                              --      305,905            --
    Interest income settled via current account with
      a director                                           61,533      113,098       311,674
    Dividend payment to a director settled via his
      current account                                          --    2,892,308            --
    Recapitalization                                       14,301           --            --
    Consideration for disposal of a subsidiary
      settled by a promissory note                      3,800,000           --            --
                                                       ==========   ==========    ==========


24.  RELATED PARTY TRANSACTIONS

     Apart from the transactions as disclosed elsewhere in these financial statements, the Company entered into the following related party transactions during the reporting years :-

     (a) Interest income amounting to $61,533, $113,098 and $311,674 were received from Simon Shi during 2006, 2005 and 2004 respectively. The interest was calculated based on the cost of funding of the Company plus 1.5% per annum, which approximates 8% for each of 2006, 2005 and 2004 on the outstanding amount (Note 6).

     (b) Acquisition of property, plant and equipment amounting to $2,615,385 from a related company controlled by Simon Shi during 2005 with its valuation determined by reference to a valuation report prepared by an independent professional valuer.

     (c) At March 31, 2006, in order to secure the banking facilities granted to the Company, Simon Shi has issued the following guarantees (Note 11(b)) :-

          - Limited personal guarantees to the extent of $2.95 million to three banks; and

          -    Unlimited personal guarantee to four banks.

     (d) Rentals of $10,769, $10,769 and $1,795 were received from a related company, of which Simon Shi holds 49% issued and outstanding common stock, during 2006, 2005 and 2004 respectively. In November 2003, a rental agreement was signed between this related company and the Company for leasing certain portion of land and buildings at a monthly rent of $1,795, which was determined by both parties with reference to the market rental. The arrangement covered the period from January 1, 2004 to December 31, 2005 with a six-month rent-free period per annum in the leasing period. Since January 1, 2006, both parties verbally agreed to continue the leasing arrangement.


25.  COMPARATIVE AMOUNTS

     Certain amounts included in prior years' consolidated balance sheet and the consolidated statements of operations and cash flows have been reclassified to conform to the current year's presentation. These reclassifications had no effect on reported total assets, liabilities, shareholders' equity, or net income.