Form 10-Q
period 2006-06-30
Sun Motor International Inc
filed 2006-08-11
CIK 108729

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                         COMMISSION FILE NUMBER: 000-791

                          SUN MOTOR INTERNATIONAL, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

             WYOMING                                              84-0217330
             -------                                              ----------
(State or other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

         Block B, G/F., Prince Industrial Building, 106 King Fuk Street,
                        San Po Kong, Kowloon, Hong Kong
                        -------------------------------
                    (Address of Principal Executive Offices)

                                 (852) 2321 6108
                                 ---------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2006, the issuer had 29,440,067 shares of common stock, par value USD0.01 per share, outstanding.

                                    SUN MOTOR INTERNATIONAL, INC.
                                    QUARTERLY REPORT ON FORM 10-Q
                                 FOR THE PERIOD ENDED JUNE 30, 2006

                                                INDEX

                                                                                               Page
                                                                                              Number
                                                                                              ------


PART I.    FINANCIAL INFORMATION



Item 1.    Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited) and
             March 31, 2006                                                                      3

            Condensed Consolidated Statements of Operations for the
             three month periods ended June 30, 2006 and 2005 (unaudited)                        4

            Condensed Consolidated Statements of Cash Flows for the
             three month periods ended June 30, 2006 and 2005 (unaudited)                        5

           Notes to Condensed Consolidated Financial Statements (unaudited)                      6


Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                               12


Item 3.    Quantitative and Qualitative Disclosure About Market Risks                           14


Item 4.    Controls and Procedures                                                              14


PART II.   OTHER INFORMATION


Item 6.    Exhibits                                                                             15

SIGNATURES                                                                                      16



                                         SUN MOTOR INTERNATIONAL, INC.

                                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    AT JUNE 30, 2006        AT MARCH 31, 2006
                                                                          (UNAUDITED)                (AUDITED)
                                                                                 USD                      USD
ASSETS

Current assets

    Cash and cash equivalents                                         $       438,325          $       525,990
    Restricted short-term bank deposits                                     3,312,772                3,282,664
    Accounts receivable, net of allowance for doubtful
         Accounts of USD233,373 in 2006                                    12,900,760               10,407,547
    Inventories, net (Note 6)                                              12,767,334               10,908,979
    Prepayments, deposits and other receivables                             2,597,187                2,257,734
    Current portion of promissory note receivable                           1,107,839                1,094,542
    Income tax recoverable                                                     11,584                   38,194
    Amounts due from related companies                                          8,903                    8,381
    Amount due from a director                                                179,878                  108,870
    Amount due from ultimate holding company                                       --                  126,009
    Deferred tax assets                                                            --                   40,469
                                                                      ---------------          ---------------

Total current assets                                                       33,324,582               28,799,379

Property, plant and equipment, net                                         14,311,466               14,363,265
Deposits for acquisition of property, plant and equipment                          --                   35,449
Promissory note receivable                                                  2,441,767                2,412,698
Deferred tax assets                                                           374,944                  258,509
                                                                      ---------------          ---------------

Total assets                                                               50,452,759               45,869,300
                                                                      ===============          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Accounts payable                                                       13,882,417                8,928,238
    Accrued expenses and other payables                                     1,715,442                3,953,379
    Amount due to a related company                                            85,052                   35,160
    Dividend payable                                                          184,615                  184,615
    Current maturities of bank borrowings (Note 8)                         15,015,847               13,498,256
    Current maturities of capital lease obligations (Note 8)                  765,374                  765,374
    Income tax payable                                                         31,813                   31,813
                                                                      ---------------          ---------------

Total current liabilities                                                  31,680,560               27,396,835


Bank borrowings, less current maturities (Note 8)                           1,338,532                1,338,532
Capital lease obligations, less current maturities (Note 8)                   749,167                  938,430
Deferred tax liabilities                                                    2,199,953                2,080,544
                                                                      ---------------          ---------------

Total liabilities                                                          35,968,212               31,754,341
                                                                      ---------------          ---------------

Minority interests                                                            288,587                  228,795
                                                                      ---------------          ---------------

Stockholders' equity
    Common stock (Note 7)                                                     294,401                  294,401
    Additional paid-in-capital                                                917,327                  917,327
    Other comprehensive income                                                 19,774                   19,774
    Retained profits                                                       12,964,459               12,654,662
                                                                      ---------------          ---------------

Total stockholders' equity                                                 14,195,960               13,886,164
                                                                      ---------------          ---------------

Total liabilities and stockholders' equity                                 50,452,759               45,869,300
                                                                      ===============          ===============


            See the accompanying notes to the unaudited condensed consolidated financial statements


                              SUN MOTOR INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        THREE MONTHS ENDED JUNE 30
                                                    ------------------------------------
                                                          2006                 2005
                                                       (UNAUDITED)          (UNAUDITED)
                                                           USD                  USD


Total net sales                                          14,815,622           13,691,681

Cost of sales                                           (11,411,969)         (10,530,752)
                                                    ---------------      ---------------

Gross profit                                              3,403,653            3,160,929

Depreciation and amortization                               (81,767)             (83,284)

Selling, general and administrative expenses             (2,676,924)          (2,375,408)
                                                    ---------------      ---------------

Operating income                                            644,962              702,237

Other income                                                126,768               24,192

Interest expense                                           (322,548)            (167,508)
                                                    ---------------      ---------------

Income before income tax                                    449,182              558,921

Income tax expenses                                         (79,594)             (97,811)

Minority interests                                           59,792                 (559)
                                                    ---------------      ---------------

Net income                                                  309,796              460,551
                                                    ===============      ===============

Basic and diluted income per share (Note 5)                   0.011                0.016
                                                    ===============      ===============


 See the accompanying notes to the unaudited condensed consolidated financial statements


                               SUN MOTOR INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            THREE MONTHS ENDED JUNE 30
                                                          ------------------------------
                                                             2006              2005
                                                          (UNAUDITED)       (UNAUDITED)
                                                              USD               USD
                                                          ------------      ------------
Cash flows from operating activities:

    Net cash used in operating activities                     (144,972)         (195,136)

Cash flows from investing activities:

    Net cash used in investing activities                     (787,819)         (247,060)

Cash flows from financing activities:

    Net cash generated from financing activities             1,020,456           223,429
                                                          ------------      ------------

Net decrease in cash and cash equivalents                      (87,665)         (218,767)

Cash and cash equivalents, beginning of period                 525,990           364,600
                                                          ------------      ------------

Cash and cash equivalents, end of period                       438,325           145,833
                                                          ============      ============


  See the accompanying notes to the unaudited condensed consolidated financial statements

                                             5

                          SUN MOTOR INTERNATIONAL, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

           The accompanying consolidated financial statements of the Company and its subsidiaries (the "Group") have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with the instruction to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

           In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with consolidated financial statements and the notes thereto included in the Company's Form 10K as filed with the Securities and Exchange Commission on July 13, 2006.

2. DESCRIPTION OF BUSINESS

           The Company is engaged in the designing and manufacturing of various types of micro motors for toys, electrical appliances, office equipment, automobile accessories, camera, DVD and MP3 player. The customers are mainly located in Japan, Taiwan, Europe, the United States of America & Canada, the People's Republic of China (the "PRC"). Details of geographic information are presented in note 9.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In February 2006, the Financial Accounting Standards Board issued Statement SFAS No. 155, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 155), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year.

         In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". This interpretation provides recognition thresholds and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006.

         The Company is currently evaluating the effect of SFAS No. 155 and FASB Interpretation No. 48 on its financial statements.


4. INCOME TAX EXPENSES

         Income tax expenses represent the sum of current and deferred taxes, calculated at 17.5% on the estimated assessable profits of subsidiaries operating in Hong Kong.

5. NET INCOME PER SHARE

         The basic and diluted net income per share is calculated using the net income and the weighted average number of shares outstanding during the reporting period.

                                                               THREE MONTHS ENDED JUNE 30
                                                           ---------------------------------
                                                               2006               2005
                                                            (UNAUDITED)        (UNAUDITED)
                                                               USD                USD

         Net income                                               309,796            460,551
                                                           ==============     ==============

         Weighted average number of shares outstanding         29,440,067         28,251,439
                                                           ==============     ==============

         Basic and diluted income per share                         0.011              0.016
                                                           ==============     ==============

6.         INVENTORIES

           Inventories consist of the following:

                                                   AT JUNE 30           AT MARCH 31
                                                      2006                  2006
                                                  (Unaudited)            (Audited)
                                                      USD                   USD

         Raw materials                                9,754,135             8,302,395
         Work in progress                               593,163               602,252
         Finished goods                               2,689,000             2,273,296
                                                ---------------       ---------------

                                                     13,036,298            11,177,943
         Less: Allowance for obsolete stock            (268,964)             (268,964)
                                                ---------------       ---------------

                                                     12,767,334            10,908,979
                                                ===============       ===============

7. COMMON STOCK

                                                                  NO. OF SHARES            AMOUNT
                                                                                              USD
         Authorized:-

           Preferred stock, no par value
             Common stock at USD0.01 par value                       50,000,000           500,000
                                                                ===============   ===============

         Issued and outstanding:-

             Preferred stock - none issued and
                Outstanding in 2006 and 2005
             Common stock at USD0.01 par value
                At June 30, 2006 and March 31, 2006                  29,440,067           294,401
                                                                ===============   ===============

8. CREDIT FACILITIES

         Credit facilities were utilized as follows at the end of the periods:

                                                   JUNE 2006         MARCH 2006
                                                  (Unaudited)         (Audited)
                                                      USD                USD

         Bills payable and trust receipt loans      13,157,216         8,317,207
         Bank overdrafts                               838,059         3,568,316
         Bank borrowings                             2,359,104         2,951,265
         Capital lease obligations                   1,514,541         1,703,804
                                                 -------------     -------------

                                                    17,868,920        16,540,592
                                                 =============     =============


9. SEGMENT INFORMATION

         The Company has two reportable segments, Alternating Current ("AC") and Direct Current ("DC") motors, based on the manufacturing processes.

         Information for the two segments is disclosed under FAS 131, "Disclosures about Segments of an Enterprise and Related Information" as below:

         THREE MONTHS                         AC                           DC                           TOTAL
         ENDED JUNE 30
                                  -------------------------     -------------------------------------------------------
         (UNAUDITED)
                                  -------------------------     -------------------------------------------------------
                                     2006           2005           2006           2005           2006           2005
                                       $              $              $              $              $              $
         Revenue from
           external customers      6,288,470      5,571,652      8,527,152      8,120,029     14,815,622     13,691,681
         Bank interest income          1,774          1,818          2,406          2,650          4,180          4,468
         Interest expense            136,905         68,165        185,643         99,343        322,548        167,508
         Depreciation                281,923        266,729        382,287        388,727        664,210        655,456
         Segment profit              124,233        196,102        198,181        331,842        322,414        527,944
         Expenditure for
           segment assets            259,937        445,281        352,475        648,945        612,412      1,094,226
                                  =========================     =======================================================


                              June 30       March 31       June 30        March 31       June 30        March 31
                               2006           2006           2006           2006           2006           2006
                            (UNAUDITED)     (AUDITED)     (UNAUDITED)     (AUDITED)     (UNAUDITED)     (AUDITED)
                                USD            USD            USD           USD            USD            USD

         Segment assets     21,353,054     16,617,581     28,544,883     28,671,287     49,897,937     45,288,868
                            ==========     ==========     ==========     ==========     ==========     ==========


         A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

                                                          THREE MONTHS ENDED JUNE 30
                                                          --------------------------
                                                              2006           2005
                                                              USD            USD

         Total consolidated revenue                        14,815,622     13,691,681
                                                           ==========     ==========

         Total profit for reportable segments                 322,414        527,944
         Unallocated amounts relating to operations :-
             Interest income from a director                       --         12,313
             Other income                                     126,768         18,664
                                                           ----------     ----------

         Income before income taxes                           449,182        558,921
                                                           ==========     ==========



                                                            AT JUNE 30,       AT MARCH 31,
                                                          --------------     --------------
                                                                2006               2006
                                                            (UNAUDITED)          (AUDITED)
                                                                USD                USD

         Total assets for reportable segments                 49,897,937         45,288,868
             Amount due from a director                          179,878            108,870
             Amount due from ultimate holding company                 --            126,009
             Deferred tax assets                                 374,944            298,978
             Others                                                   --             46,575
                                                          --------------     --------------

                                                              50,452,759         45,869,300
                                                          ==============     ==============

         Long-lived assets with net book value of USD13,268,193 and USD13,319,992 are located in the PRC and USD1,043,273 and USD1,043,273 are located in Hong Kong at June 30, 2006 and March 31, 2006, respectively. Geographic information about the revenues, which are classified based on location of the customers, is set out as follows:-

                                                  THREE MONTHS ENDED JUNE 30
                                               -------------------------------
                                                        2006              2005
                                                  (UNAUDITED)       (UNAUDITED)
                                                         USD               USD

         Japan                                     5,692,054         5,389,382
         Taiwan                                    3,868,117         3,662,431
         PRC                                         381,865           274,954
         Europe                                    1,360,764           974,925
         United States & Canada                      832,150           787,900
         Other countries                           2,680,672         2,602,089
                                               -------------     -------------

         Total                                    14,815,622        13,691,681
                                               =============     =============

10. PENSION PLANS

         The Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance ("MPF Scheme") for all of its eligible employees in Hong Kong.

         The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Group's subsidiary operating in Hong Kong at 5% of the participants' relevant income with a ceiling of HKD20,000. The participants are entitled to 100% of the Group's contributions together with accrued returns irrespective of their length of service with the Group, but the benefits are required by law to be preserved until the retirement age of 65.

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

         The assets of the schemes are controlled by trustees and held separately from those of the Group. Total pension cost was USD13,972 and USD14,540 during the three months ended June 30, 2006 and 2005 respectively.

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

On July 11, 2005, we filed a definitive information statement with the Securities and Exchange Commission in connection with a proposed amendment to our articles of incorporation to change our name to "Sun Motor
International,Inc."

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

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements, without limitation, regarding the Company's expectations, beliefs, intentions or strategies regarding the future. The Company intends that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the Company's expected revenue and earnings growth and estimates regarding the size of target markets. These statements are qualified by important factors that could cause the Company's actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to: (1) the Company's ability to obtain development financing as and when needed, (2) continued profitable operations; (3) the market's acceptance of products and services; (4) significant competition from other micro motor OEM companies and technologies, and (5)the Company's ability to protect its intellectual property. These statements, and other forward looking statements, are not guarantees of future performance and involve risks and uncertainties. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

RESULTS OF OPERATIONS

       FOR THE THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO JUNE 30, 2005

Net sales for the three months ended June 30, 2006 totaled $14.8 million compared to $13.7 million for the three months ended June 30, 2005, representing a 8.2% increase. The increase in net sales is a combination of increased prices and quantity sales.

Cost of sales for the three months ended June 30, 2006 totaled $11.4 million, or 77.0% of net sales, compared to $10.5 million, or 76.9% of net sales, for the three months ended June 30, 2005. Our gross margin for the quarter ended June 2006 was 23.0% compared to 23.1% in the quarter ended June 2005.

Selling, general and administrative expenses increased $301,516 for the three months ended June 30, 2006 to $2.7 million from $2.4 million for the same period of the prior year. Selling, general and administrative expenses as a percentage of total net sales increased to 18.1% for the three months ended June 30, 2006 compared to 17.3% for the prior year period. The increase was mainly due to increased staff costs associated with the expansion of work force.

Other income increased from $24,192 during the three months ended June 30, 2005 to $126,768 for the period ended June 30, 2006. The increase was mainly due to interest income on amortization of promissory notes receivable.

Finance costs increased $155,040 or 92.6% to $322,548 for the quarter ended June 30, 2006 from $167,508 for the same period of the prior year reflecting a higher working capital need as a result of expanded operations.

Net income decreased $150,755 for the three months ended June 30, 2006 to $309,796 or 2.1% of sales from $460,551 or 3.3% of sales for the same period of the prior year. This decrease was a combination of increasing staff costs and higher financing costs during the quarter ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had a working capital surplus of $1,644,022 as of June 30, 2006. The Company believes that $2.25 million of an additional working capital, in addition to our existing cash and cash equivalents and cash generated by operations, will be needed in order to meet our working capital needs, capital expenditures, and commitments for the next 12 months. Approved banking facilities have been granted from our bankers to facilitate the next 12 months' expected growth. However, the Company will require additional funds in order to expand its production capacity to 800,000 units or to make acquisitions.

         As of July 31, 2006, the Company had available from financial institutions short term revolving banking facilities (overdrafts and letters of credit), term loans and lease financing of $17.9 million, $4.0 million and $1.7 million, respectively.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments. A 10 basis point change in the Company's average debt interest rate would not have a material effect on the Company's results of operations.

         With respect to foreign currency exchange rates, a devaluation or fluctuation of the HK dollar against the US dollar would affect the Company's results of operations, financial position and cash flows, when presented in US dollars (based on the current exchange rate) as compared to HK dollars.

         As the Company's debt obligations are primarily short-term in nature, the Company does not have any risk from an increase in market interest rates. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rates would cause a commensurate increase in the interest expense related to such borrowings.


ITEM 4.  CONTROLS AND PROCEDURES

         We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of June 30, 2006, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officers, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in its periodic filings with the Securities and Exchange Commission.

         There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS

                                    EXHIBITS

         The following is a list of exhibits filed or incorporated by reference into this Report:


Exhibit 2 Securities Purchase Agreement and Plan of Reorganization by and among Wyoming Oil & Minerals, Inc., and Bestip Development International Limited, an international business company organized under the laws of the British Virgin Islands, dated May 2, 2005.(1)

Exhibit 3.1 Articles of Incorporation of Wyoming Coal Corporation as filed with the Wyoming Secretary of State effective February 23, 1973.(2)

Exhibit 3.2 Articles of Amendment to the Articles of Incorporation of Wyoming Coal Corporation as filed with the Wyoming Secretary of State effective March 5, 1974.(2)

Exhibit 3.3 Articles of Amendment to the Articles of Incorporation of Wyoming Coal Corporation as filed with the Wyoming Secretary of State effective August 18, 1981.(2)

Exhibit 3.4 Articles of Amendment to the Articles of Incorporation by Shareholders of Wyoming Oil & Minerals, Inc. as filed with the Wyoming Secretary of State effective February 18, 2000.(2)

Exhibit 3.5       By-laws of Wyoming Oil & Minerals, Inc., as amended.(2)


Exhibit 3.6 Articles of Amendment to the Articles of Incorporation by Shareholders of Wyoming Oil & Minerals, Inc.(3)


Exhibit 31.1      Section 302 Certification --- Chief Executive Officer(4)


Exhibit 31.2      Section 302 Certification --- Chief Financial Officer(4)


Exhibit 32.1 Section 906 Certification --- Chief Executive Officer & Chief Financial Officer(4)


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

                                             Sun Motor International, Inc.
                                             (Registrant)


Date:  August 11, 2006

                                             By: /s/ Simon Shi
                                                 ----------------------------
                                                 Simon Shi,
                                                 Chief Executive Officer



                                             By: /s/ Patrick Lim
                                                 ----------------------------
                                                 Patrick Lim,
                                                 Chief Financial Officer