Form 10-K/A
period 2006-03-31
Sun Motor International Inc
filed 2006-09-14
CIK 108729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                   FORM 10-K/A
                             ----------------------
(MARK ONE)

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

REASON FOR AMENDMENT

This Amendment is filed to make technical corrections to Exhibits 31.1 and 31.2. No other changes have been made to the Form.

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

                                     PART IV

ITEM 15.  SIGNATURES, EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of September 2006.

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