Form 10-Q
period 2006-09-30
Sun Motor International Inc
filed 2006-11-14
CIK 108729

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                         COMMISSION FILE NUMBER: 000-791

                          SUN MOTOR INTERNATIONAL, INC.

                 WYOMING                                 84-0217330

         Block B, G/F., Prince Industrial Building, 106 King Fuk Street,
                         San Po Kong, Kowloon, Hong Kong

                                 (852) 2321 6108

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ( ) Accelerated filer ( ) Non-accelerated filer (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

As of September 30, 2006, the issuer had 29,440,067 shares of common stock, par value USD0.01 per share, outstanding.

                          SUN MOTOR INTERNATIONAL, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2006

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

            Condensed Consolidated Balance Sheets as of
             September 30, 2006 (unaudited) and March 31, 2006              3

            Condensed Consolidated Statements of Operations for
             the six month periods ended September 30, 2006 and
             2005 (unaudited)                                               4

            Condensed Consolidated Statements of Cash Flows for
             the six month periods ended September 30, 2006 and
             2005 (unaudited)                                               5

           Notes to Condensed Consolidated Financial Statements
             (unaudited)                                                    6

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           12

Item 3.    Quantitative and Qualitative Disclosure About Market Risks      14

Item 4.    Controls and Procedures                                         14

PART II.   OTHER INFORMATION

Item 6.    Exhibits                                                        15

SIGNATURES                                                                 16

                                   SUN MOTOR INTERNATIONAL, INC.

                               CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       SEPTEMBER 30,      MARCH 31,
                                                                               2006            2006
                                                                         (UNAUDITED)      (AUDITED)
                                                                                 USD            USD

ASSETS

Current assets

    Cash and cash equivalents                                                208,064        525,990
    Restricted short-term bank deposits                                    3,729,969      3,282,664
    Accounts receivable, net of allowance for doubtful accounts of
      USD233,373 as of September 30, and March 31, 2006                   13,546,162     10,407,547
    Inventories, net (Note 6)                                             12,786,593     10,908,979
    Prepayments, deposits and other receivables                            3,219,168      2,257,734
    Promissory note receivable - current portion                           1,121,463      1,094,542
    Income tax recoverable                                                    38,194         38,194
    Deferred tax assets                                                       40,469         40,469
    Amounts due from related companies                                        17,525          8,381
    Amount due from a director                                               100,989        108,870
    Amount due from ultimate holding company                                 126,009        126,009
                                                                        ------------   ------------

Total current assets                                                      34,934,605     28,799,379

Property, plant and equipment, net                                        14,679,819     14,363,265
Deposits for acquisition of property, plant and equipment                     35,449         35,449
Promissory note receivable -non-current portion                            2,471,545      2,412,698
Deferred tax assets                                                          258,509        258,509
                                                                        ------------   ------------

Total assets                                                              52,379,927     45,869,300
                                                                        ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Accounts payable                                                      13,136,914      8,928,238
    Accrued expenses and other payables                                    3,144,928      3,953,379
    Amount due to related companies                                           35,160         35,160
    Dividend payable                                                         184,615        184,615
    Current maturities of bank borrowings                                 15,598,807     13,498,256
    Current maturities of capital lease obligations                          811,329        765,374
    Income tax payable                                                       207,216         31,813
                                                                        ------------   ------------

Total current liabilities                                                 33,118,969     27,396,835

Capital lease obligations, less current maturities                           680,085        938,430
Bank borrowings, less current maturities                                   1,472,704      1,338,532
Deferred tax liabilities                                                   2,080,544      2,080,544
                                                                        ------------   ------------

Total liabilities                                                         37,352,302     31,754,341
                                                                        ------------   ------------

Minority interests                                                           229,542        228,795
                                                                        ------------   ------------

Stockholders' equity
    Common stock (Note 7)                                                    294,401        294,401
    Additional paid-in-capital                                               917,327        917,327
    Other comprehensive income                                                19,774         19,774
    Retained profits                                                      13,566,581     12,654,662
                                                                        ------------   ------------

Total stockholders' equity                                                14,798,083     13,886,164
                                                                        ------------   ------------

Total liabilities and stockholders' equity                                52,379,927     45,869,300
                                                                        ============   ============


        See the accompanying notes to unaudited condensed consolidated financial statements

                                                 3

                                        SUN MOTOR INTERNATIONAL, INC.

                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                 ----------------------------    ----------------------------
                                                         2006            2005            2006            2005
                                                  (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                          USD             USD             USD             USD

Total net sales                                    15,996,267      15,464,005      30,811,889      29,155,686

Cost of sales                                     (12,450,596)    (12,272,376)    (23,862,565)    (22,803,128)
                                                 ------------    ------------    ------------    ------------

Gross profit                                        3,545,671       3,191,629       6,949,324       6,352,558

Depreciation and amortization                         (81,737)        (88,710)       (163,504)       (171,994)

Selling, general and administrative expenses       (2,748,881)     (2,425,122)     (5,425,805)     (4,800,530)
                                                 ------------    ------------    ------------    ------------

Operating income                                      715,053         677,797       1,360,015       1,380,034

Other income                                          258,768          50,733         385,536          74,925

Interest expense                                     (334,934)       (252,417)       (657,482)       (419,925)
                                                 ------------    ------------    ------------    ------------

Income before income tax                              638,887         476,113       1,088,069       1,035,034

Income tax expenses (Note 4)                          (95,809)        (83,320)       (175,403)       (181,131)

Minority interests                                     59,045          (1,843)           (747)         (2,402)
                                                 ------------    ------------    ------------    ------------

Net income                                            602,123         390,950         911,919         851,501
                                                 ============    ============    ============    ============

Basic and diluted income per share (Note 5)             0.020           0.014           0.031           0.030
                                                 ============    ============    ============    ============


             See the accompanying notes to unaudited condensed consolidated financial statements


                                                      4

                                SUN MOTOR INTERNATIONAL, INC.

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      SIX MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                ----------------------------
                                                                        2006            2005
                                                                 (UNAUDITED)     (UNAUDITED)
                                                                         USD             USD

Cash flows from operating activities:

    Net cash generated from/(used in) operating activities           398,726      (2,705,405)

Cash flows from investing activities:

    Net cash used in investing activities                         (2,738,986)     (2,373,122)

Cash flows from financing activities:

    Net cash generated from financing activities                   2,022,334       4,940,775
                                                                ------------    ------------

Net decrease in cash and cash equivalents                           (317,926)       (137,752)

Cash and cash equivalents, beginning of period                       525,990         364,600
                                                                ------------    ------------

Cash and cash equivalents, end of period                             208,064         226,848
                                                                ============    ============


     See the accompanying notes to unaudited condensed consolidated financial statements


                                             5

                          SUN MOTOR INTERNATIONAL, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of the Company and its subsidiaries (the "Group") have been prepared in accordance with generally accepted accounting principles for interim condensed consolidated financial information and with the instruction to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

     In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the three-month and six-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with consolidated financial statements and the notes thereto included in the Company's Form 10K as filed with the Securities and Exchange Commission on July 13, 2006.

2.   DESCRIPTION OF BUSINESS

     The Company is engaged in the designing and manufacturing of various types of micro motors for toys, electrical appliances, office equipment, automobile accessories, camera, DVD and MP3 player. The customers are mainly located in Japan, Taiwan, Europe, the United States of America & Canada, and the People's Republic of China (the "PRC"). Details of geographic information are presented in note 9.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     These condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

     USE OF ESTIMATES

     In preparing these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

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

     In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurement". SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively.

     The FASB released SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R) " which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

     The Company is currently evaluating the effect of FASB Interpretation No. 48, SFAS No.157 and SFAS No.158 on its financial statements.


4.   INCOME TAX EXPENSES

     Income tax expenses represent the sum of current and deferred taxes, calculated at 17.5% on the estimated assessable profits of subsidiaries operating in Hong Kong.

5.   NET INCOME PER SHARE

     The basic and diluted net income per share is calculated using the net income and the weighted average number of shares outstanding during the reporting period.

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30
                                                       ---------------------------   ---------------------------
                                                           2006            2005           2006           2005
                                                        (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                                       ------------   ------------   ------------   ------------
     Net income                                          USD602,123     USD390,950    USD911,919     USD851,501
                                                       ============   ============   ============   ============

     Weighted average number of shares outstanding       29,440,067     28,251,439     29,440,067     28,251,439
                                                       ============   ============   ============   ============

     Basic and diluted income per share                    USD0.020       USD0.014       USD0.031       USD0.030
                                                       ============   ============   ============   ============

6.   INVENTORIES

     Inventories consist of the following:

                                          AT SEPTEMBER 30,  AT MARCH 31,
                                                2006            2006
                                             (Unaudited)      (Audited)
                                                 USD             USD

     Raw materials                             9,391,372       8,302,395
     Work in progress                          1,083,859         602,252
     Finished goods                            2,580,326       2,273,296
                                            ------------    ------------

                                              13,055,557      11,177,943
     Less: Allowance for obsolete stock         (268,964)       (268,964)
                                            ------------    ------------

                                              12,786,593      10,908,979
                                            ============    ============

7.   COMMON STOCK

                                                    NO. OF SHARES    AMOUNT USD
     Authorized:-

       2,000,000 Preferred stock, no par value         2,000,000               -
       50,000,000 Common stock, USD0.01 par value     50,000,000         500,000
                                                    ============    ============

     Issued and outstanding:-

       Preferred stock - none issued and
         outstanding as of September 30,
         2006 and March 31, 2006                               -               -
       Common stock issued and outstanding
         as of September 30, 2006 and
         March 31, 2006                               29,440,067         294,401
                                                    ============    ============

8.   CREDIT FACILITIES

     Credit facilities were utilized as follows at the end of the periods:

                                                    SEPTEMBER 30,     MARCH 31,
                                                        2006            2006
                                                     (Unaudited)     (Audited)
                                                         USD            USD

     Bills payable and trust receipt loans            10,964,368      8,317,207
     Bank overdrafts                                   4,510,787      3,568,316
     Bank borrowings                                   1,596,356      2,951,265
     Capital lease obligations                         1,491,414      1,703,804
                                                    ------------   ------------

                                                      18,562,925     16,540,592
                                                    ============   ============

9.   SEGMENT INFORMATION

     The Company solely designs, manufactures, sells and distributes micro motors of different functions and features, and they are used for toys, electrical appliances, office equipment, automobile accessories, camera, Digital Video Disc ("DVD") and Moving Picture Experts Group Audio Layer 3 ("MP3") player.

     The Company has two reportable segments Alternating Current ("AC") and Direct Current ("DC") motors, based on manufacturing processes. Information for the two segments is disclosed under FAS 131, "Disclosures about Segments of an Enterprise and Related Information" as below: -

THREE MONTHS END SEPTEMBER 30, 2006
(Unaudited)

                                          AC MOTOR                  DC MOTOR                     TOTAL
                                      ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                    -----------------------   -----------------------   -----------------------
                                       2006         2005         2006         2005         2006         2005
                                    ----------   ----------   ----------   ----------   ----------   ----------
                                        USD          USD          USD          USD          USD          USD

Revenue from external Customers      7,029,583    5,027,872    8,966,684   10,436,133   15,996,267   15,464,005
Bank Interest Income                    23,618        4,676       30,126        9,706       53,744       14,382
Interest Expense                       147,187       82,069      187,747      170,348      334,934      252,417
Depreciation                           378,178      250,836      482,390      520,648      860,568      771,484
Segment Profit                         170,836      162,199      267,206      276,177      438,042      438,376
Expenditure for segment assets         568,383      158,624      725,008      329,250    1,293,391      487,874
                                    =======================   =======================   =======================

SIX MONTHS END SEPTEMBER 30, 2006
(Unaudited)

                                          AC MOTOR                  DC MOTOR                     TOTAL
                                    YEAR ENDED SEPTEMBER 30,  YEAR ENDED SEPTEMBER 30,  YEAR ENDED SEPTEMBER 30,
                                    -----------------------   -----------------------   -----------------------
                                       2006         2005         2006         2005         2006         2005
                                    ----------   ----------   ----------   ----------   ----------   ----------
                                        USD          USD          USD          USD          USD          USD
Revenue from external Customers     13,318,053   10,599,524   17,493,836   18,556,162   30,811,889   29,155,686
Bank Interest Income                    25,392        6,494       32,532       12,356       57,924       18,850
Interest Expense                       284,092      150,235      373,390      269,690      657,482      419,925
Depreciation                           660,101      517,565      864,677      909,375    1,524,778    1,426,940
Segment Profit                         295,069      358,302      498,120      608,010      793,189      966,312
Expenditure for segment assets         828,320      603,905    1,077,483      978,195    1,905,803    1,582,100
                                    =======================   =======================   =======================

SEGMENT ASSETS

                                             AC MOTOR                 DC MOTOR                    TOTAL
                                   SEPTEMBER 30,   MARCH 31, SEPTEMBER 30,  MARCH 31,  SEPTEMBER 30,  MARCH 31,
                                       2006         2006         2006         2006         2006         2006
                                    (UNAUDITED)   (AUDITED)   (UNAUDITED)   (AUDITED)   (UNAUDITED)   (AUDITED)
                                        USD          USD          USD          USD          USD          USD

SEGMENT ASSETS                      22,153,054   16,617,581   29,559,411   28,671,287   51,712,465   45,288,868
                                    =======================   =======================   =======================

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

Total consolidated revenue

                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                -----------------------   -----------------------
                                                   2006         2005         2006          2005
                                                ----------   ----------   ----------   ----------

Total consolidated revenue                      15,996,267   15,464,005   30,811,889   29,155,686
                                                =======================   =======================

Total profit for reportable segments               438,042      438,376      793,189      966,312
Unallocated amounts relating to operations: -
   Interest income from a director                  19,799       20,821       19,799       33,134
   Other income                                    181,046       16,916      275,081       35,588
                                                -----------------------   -----------------------
                  TOTAL:                           638,887      476,113    1,088,069    1,035,034
                                                =======================   =======================

                                                AT SEPTEMBER 30,  AT MARCH 31,
                                                     2006            2006
                                                 ------------   ------------
                                                  (UNAUDITED)     (AUDITED)
                                                      USD             USD

Total assets for reportable segments               51,712,465     45,288,868
    Amount due from a director                        100,989        108,870
    Amount due from ultimate holding company          126,009        126,009
    Deferred tax assets                               298,978        298,978
    Other                                             141,486         46,575
                                                 ---------------------------
                    TOTAL:                         52,379,927     45,869,300
                                                 ===========================

Long-lived assets with net book value of USD13,636,547 and USD13,319,992 are located in the PRC and USD1,043,273 and USD1,043,273 are located in Hong Kong at September 30, 2006 and March 31, 2006, respectively, Geographic information about the revenues, which are classified based on location of the customers, is set out as follows: -

                          THREE MONTHS ENDED            SIX MONTHS ENDED
                             SEPTEMBER 30,                SEPTEMBER 30,
                     ---------------------------   ---------------------------
                         2006           2005           2006           2005
                     ------------   ------------   ------------   ------------

Japan                   7,218,112      7,001,785     12,910,166     12,391,167
Taiwan                  4,225,607      4,267,916      8,093,724      7,930,347
PRC                       368,560        366,471        750,425        641,425
Europe                  1,510,622      1,153,440      2,871,386      2,128,365
USA& Canada             1,409,057      1,019,752      2,241,207      1,807,652
Other                   1,264,309      1,654,641      3,944,981      4,256,730
                     ---------------------------   ---------------------------
       TOTAL:          15,996,267     15,464,005     30,811,889     29,155,686
                     ===========================   ===========================


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

     The assets of the schemes are controlled by trustees and held separately from those of the Group. Total pension cost was USD24,401 and USD 29,894 during the six months ended September 30, 2006 and 2005 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We were incorporated under the laws of the State of Wyoming on February 23, 1973. Between April 2004 and the close of the reverse acquisition described below, we had insignificant assets and had not generated significant revenues.

On June 15, 2005, Bestip Development International Limited ("Bestip"), an international business company organized under the laws of the British Virgin Islands ("Bestip"), completed the reverse acquisition of our company, pursuant to which we acquired all of the outstanding capital shares of Bestip in exchange for a controlling interest in our company (the "Reorganization"). Pursuant to the Securities Purchase Agreement and Plan of Reorganization dated May 2, 2005 by and among our company, Bestip and the shareholders of Bestip, at the closing of the Purchase Agreement, the shareholders of Bestip transferred to us all of the outstanding capital shares of Bestip in exchange for our issuance of 28,000,000 shares of our common stock to the shareholders of Bestip (representing approximately 95% of our total capital stock outstanding after giving effect to its acquisition of Bestip). As a result of the Reorganization, Bestip became our wholly-owned subsidiary.

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


RESULTS OF OPERATIONS

    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SEPTEMBER 30, 2005

Net sales for the three months ended September 30, 2006 totaled $16.0 million compared to $15.5 million for the three months ended September 30, 2005, representing a 3.2% increase. The increase in net sales is a combination of increased prices and the number of units of motor sales.

Cost of sales for the three months ended September 30, 2006 totaled $12.5 million, or 77.8% of net sales, compared to $12.3 million, or 79.4% of net sales, for the three months ended September 30, 2005. The decrease was a result of softening of raw material costs in this quarter. Our gross margin for the quarter ended September 2006 was 22.2% compared to 20.6% in the quarter ended September 2005. The slight increase was a result of combination of higher selling price and softening of raw material costs.

Selling, general and administrative expenses increased $323,759 for the three months ended September 30, 2006 to $2.7 million from $2.4 million for the same prior year period. Selling, general and administrative expenses as a percentage of total net sales increased to 17.2% for the three months ended September 30, 2006 compared to 15.7% for the prior year period. The increase was mainly due to increased usage of air flight to deliver time critical shipments.

Other income increased from $50,733 during the three months ended September 30, 2005 to $258,768 for the period ended September 30, 2006. The increase was mainly due to the increase in interest income on bank deposits pledged as collateral for secured banking facilities.

Interest expense increased $82,517 or 32.7% to $334,934 for the quarter ended September 30, 2006 from $252,417 for the same period of the prior period. The increase was a result of the combination of high interest rate and increase usage of bank facilities to finance working capital and commitments.

Net income increased by $211,173 for the three months ended September 30, 2006 to $602,123 or 3.8% of sales from $390,950 or 2.5% of sales for the same period of the prior year. This increase was a result of a combination of increased selling prices, softening of raw material costs and continuous improvement in productivity.

    FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SEPTEMBER 30, 2005

Net sales for the six months ended September 30, 2006 totaled $30.8 million compared to $29.1 million for the six months ended September 30, 2005, representing a 5.7% increase. The increase in net sales is a combination of increased prices and quantity sales.

Cost of sales for the six months ended September 30, 2006 totaled $23.9 million, or 77.4% of net sales, compared to $22.8 million, or 78.2% of net sales, for the six months ended September 30, 2005. Our gross margin for the quarter ended September 2006 was 22.6% compared to 21.8% in the six months ended September 2005. The slight increase was a result of combination of higher selling price and softening of raw material costs.

Selling, general and administrative expenses increased $625,275 for the six months ended September 30, 2006 to $5.4 million from $4.8 million for the same period of the prior year. Selling, general and administrative expenses as a percentage of total net sales increased to 17.6% for the six months ended September 30, 2006 compared to 16.5% for the prior year period. The increase was mainly due to increased usage of air flight to deliver time critical shipments.

Other income increased from $74,925 during the six months ended September 30, 2005 to $385,536 for the period ended September 30, 2006. The increase was mainly due to the increase in interest income on bank deposits pledged as collateral for secured banking facilities.

Interest expense increased $237,557 or 56.6% to $657,482 for the six months ended September 30, 2006 from $419,925 for the same period. The increase was a result of the combination of high interest rate and increase usage of bank facilities to finance working capital and commitments.

Net income increase by $60,418 for the six months ended September 30, 2006 to $911,919 or 3.0% of sales from $851,501 or 2.9% of sales for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

We had a working capital surplus of $1.8 million as of September 30, 2006. The Company believes that some $0.5 million of an additional working capital, in addition to our existing cash and cash equivalents and cash generated by operations, will be needed in order to meet our working capital needs, capital expenditures, and commitments for the next 12 months. Approved banking facilities have been granted from our bankers to facilitate the next 12 months'organic growth. However, the Company will require additional funds in order to expand its production capacity to 800,000 units or to make acquisitions.

As of October, 2006, the Company had available from financial institutions short term revolving banking facilities (overdrafts and letters of credit), term loans and lease financing of $15.5 million, $1.6 million and $1.5 million, respectively.


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


ITEM 4.  CONTROLS AND PROCEDURES

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of September 30, 2006, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officers, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in its periodic filings with the Securities and Exchange Commission.

     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(2) Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed on March 8, 2000, SEC File No. 333-31936 and incorporated herein by reference.

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

                                       Sun Motor International, Inc.
                                       (Registrant)


Date:  November 13, 2006               By: /s/ Simon Shi
                                           ----------------------------
                                           Simon Shi,
                                           Chief Executive Officer


                                       By: /s/ Patrick Lim
                                           ----------------------------
                                           Patrick Lim,
                                           Chief Financial Officer