Form 10-Q
period 2006-12-31
Sun Motor International Inc
filed 2007-02-20
CIK 108729

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

As of December 31, 2006, the issuer had 29,440,067 shares of common stock, par value USD0.01 per share, outstanding.

                          SUN MOTOR INTERNATIONAL, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2006

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

            Condensed Consolidated Balance Sheets as of
             December 31, 2006 (unaudited) and March 31, 2006               3

            Condensed Consolidated Statements of Operations for
             the nine month periods ended December 31, 2006 and
             2005 (unaudited)                                               4

            Condensed Consolidated Statements of Cash Flows for
             the nine month periods ended December 31, 2006 and
             2005 (unaudited)                                               5

           Notes to Condensed Consolidated Financial Statements
             (unaudited)                                                    6

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           12

Item 3.    Quantitative and Qualitative Disclosure About Market Risks      14

Item 4.    Controls and Procedures                                         14

PART II.   OTHER INFORMATION

Item 6.    Exhibits                                                        15

SIGNATURES                                                                 16

                                 SUN MOTOR INTERNATIONAL, INC.

                             CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    DECEMBER 31,     MARCH 31,
                                                                            2006          2006
                                                                     (UNAUDITED)     (AUDITED)
                                                                             USD           USD
                                                                      ----------    ----------
ASSETS

Current assets

    Cash and cash equivalents                                            290,159       525,990
    Restricted short-term bank deposits                                3,494,264     3,282,664
    Accounts receivable, net of allowance for doubtful accounts of
      USD233,373 as of December 31, and March 31, 2006                12,559,493    10,407,547
    Inventories, net (Note 6)                                         13,044,005    10,908,979
    Prepayments, deposits and other receivables                        2,903,497     2,257,734
    Promissory note receivable - current portion                         750,617     1,094,542
    Income tax recoverable                                                37,891        38,194
    Deferred tax assets                                                   40,469        40,469
    Amounts due from related companies                                    17,525         8,381
    Amount due from a director                                           109,154       108,870
    Amount due from ultimate holding company                             126,009       126,009
                                                                      ----------    ----------

Total current assets                                                  33,373,083    28,799,379

Property, plant and equipment, net                                    14,815,972    14,363,265
Deposits for acquisition of property, plant and equipment                 35,449        35,449
Promissory note receivable -non-current portion                        2,260,340     2,412,698
Deferred tax assets                                                      258,509       258,509
                                                                      ----------    ----------

Total assets                                                          50,743,353    45,869,300
                                                                      ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Accounts payable                                                  13,100,633     8,928,238
    Accrued expenses and other payables                                3,077,933     3,953,379
    Amount due to related companies                                       35,160        35,160
    Dividend payable                                                     184,615       184,615
    Current maturities of bank borrowings                             14,026,903    13,498,256
    Current maturities of capital lease obligations                      704,825       765,374
    Income tax payable                                                   231,105        31,813
                                                                      ----------    ----------

Total current liabilities                                             31,361,174    27,396,835

Capital lease obligations, less current maturities                       635,625       938,430
Bank borrowings, less current maturities                               1,611,529     1,338,532
Deferred tax liabilities                                               2,080,544     2,080,544
                                                                      ----------    ----------

Total liabilities                                                     35,688,872    31,754,341
                                                                      ----------    ----------

Minority interests                                                       230,736       228,795
                                                                      ----------    ----------

Stockholders' equity
    Common stock (Note 7)                                                294,401       294,401
    Additional paid-in-capital                                           917,327       917,327
    Other comprehensive income                                            19,774        19,774
    Retained profits                                                  13,592,243    12,654,662
                                                                      ----------    ----------

Total stockholders' equity                                            14,823,745    13,886,164
                                                                      ----------    ----------

Total liabilities and stockholders' equity                            50,743,353    45,869,300
                                                                      ==========    ==========


      See the accompanying notes to unaudited condensed consolidated financial statements



                                        SUN MOTOR INTERNATIONAL, INC.

                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               DECEMBER 31,                    DECEMBER 31,
                                                ---------------------------     ---------------------------
                                                       2006            2005            2006            2005
                                                (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                        USD             USD             USD             USD

Total net sales                                  14,725,095      13,438,942      45,536,984      42,594,628

Cost of sales                                   (11,642,608)    (10,205,174)    (35,505,173)    (33,008,301)
                                                -----------     -----------     -----------     -----------

Gross profit                                      3,082,487       3,233,768      10,031,811       9,586,327

Depreciation and amortization                       (78,108)        (87,959)       (241,612)       (259,953)

Selling, general and administrative expenses     (2,472,211)     (2,351,435)     (7,898,016)     (7,151,965)
                                                -----------     -----------     -----------     -----------

Operating income                                    532,168         794,374       1,892,183       2,174,409

Other (loss)/income                                (119,749)         49,562         265,787         124,487

Interest expense                                   (361,673)       (305,086)     (1,019,155)       (725,011)
                                                -----------     -----------     -----------     -----------

Income before income tax                             50,746         538,850       1,138,815       1,573,885

Income tax expenses (Note 4)                        (23,887)        (94,299)       (199,290)       (275,430)

Minority interests                                   (1,194)            660          (1,941)         (1,743)
                                                -----------     -----------     -----------     -----------

Net income                                           25,665         445,211         937,584       1,296,712
                                                ===========     ===========     ===========     ===========

Basic and diluted income per share (Note 5)           0.001           0.015           0.032           0.045
                                                ===========     ===========     ===========     ===========


             See the accompanying notes to unaudited condensed consolidated financial statements




                              SUN MOTOR INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      NINE MONTHS ENDED
                                                                           DECEMBER 31,
                                                              -------------------------
                                                                    2006           2005
                                                             (UNAUDITED)    (UNAUDITED)
                                                                     USD            USD

Cash flows from operating activities:

    Net cash generated from/(used in) operating activities     1,803,202     (2,615,523)

Cash flows from investing activities:

    Net cash used in investing activities                     (2,740,836)    (1,932,993)

Cash flows from financing activities:

    Net cash generated from financing activities                 701,803      4,282,017
                                                              ----------     ----------

Net decrease in cash and cash equivalents                       (235,831)      (266,499)

Cash and cash equivalents, beginning of period                   525,990        364,600
                                                              ----------     ----------

Cash and cash equivalents, end of period                         290,159         98,101
                                                              ==========     ==========


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

     In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the three-month and nine-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with consolidated financial statements and the notes thereto included in the Company's Form 10K/A as filed with the Securities and Exchange Commission on September 14, 2006.

2. DESCRIPTION OF BUSINESS

     The Company is engaged in the designing and manufacturing of various types of micro motors for toys, electrical appliances, office equipment, automobile accessories, camera, Digital Video Disc ("DVD") and Moving Picture Experts Group Audio Layer 3 ("MP3") player. The customers are mainly located in Japan, Taiwan, Europe, the United States of America & Canada, and the People's Republic of China (the "PRC"). Details of geographic information are presented in note 9.

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

     In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company's financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.

     The Company is currently evaluating the effect of FASB Interpretation No. 48, SFAS No.157, SFAS No.158 and SAB No. 108 on its financial statements.


4. INCOME TAX EXPENSES

     Income tax expenses represent the sum of current and deferred taxes, calculated at 17.5% on the estimated assessable profits of subsidiaries operating in Hong Kong.

5. NET INCOME PER SHARE

     The basic and diluted net income per share is calculated using the net income and the weighted average number of shares outstanding during the reporting period.

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      DECEMBER 31,                   DECEMBER 31,
                                                      ----------------------------    ---------------------------
                                                              2006            2005            2006           2005
                                                       (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                      ------------    ------------    ------------    ------------

     Net income                                          USD25,665      USD445,211      USD937,584    USD1,296,712
                                                      ============    ============    ============    ============

     Weighted average number of shares outstanding      29,440,067      28,251,439      29,440,067      28,251,439
                                                      ============    ============    ============    ============

     Basic and diluted income per share                   USD0.001        USD0.015        USD0.032        USD0.045
                                                      ============    ============    ============    ============

6. INVENTORIES

     Inventories consist of the following:

                                               AT  DECEMBER 31,     AT MARCH 31,
                                                      2006               2006
                                                  (Unaudited)         (Audited)
                                                      USD                USD
                                                  -----------       -----------
     Raw materials                                  9,970,094         8,302,395
     Work in progress                                 964,006           602,252
     Finished goods                                 2,378,869         2,273,296
                                                  -----------       -----------

                                                   13,312,969        11,177,943
     Less: Allowance for obsolete stock              (268,964)         (268,964)
                                                  -----------       -----------

                                                   13,044,005        10,908,979
                                                  ===========       ===========

7. COMMON STOCK

                                                    NO. OF SHARES       AMOUNT
                                                                          USD
     Authorized:-

       2,000,000 Preferred stock, no par value         2,000,000              --
       50,000,000 Common stock, USD0.01 par value     50,000,000         500,000
                                                    ============    ============

     Issued and outstanding:-

       Preferred stock - none issued and
         outstanding as of December 31,
         2006 and March 31, 2006                              --              --
       Common stock issued and outstanding
         as of December 31, 2006 and
         March 31, 2006                               29,440,067         294,401
                                                    ============    ============

8. CREDIT FACILITIES

     Credit facilities were utilized as follows at the end of the periods:

                                                     DECEMBER 31,     MARCH 31,
                                                        2006            2006
                                                     (Unaudited)     (Audited)
                                                         USD            USD
                                                    ------------   ------------
     Bills payable and trust receipt loans            10,160,808      8,317,207
     Bank overdrafts                                   3,866,095      3,568,316
     Bank borrowings                                   1,611,529      2,951,265
     Capital lease obligations                         1,340,450      1,703,804
                                                    ------------   ------------

                                                      16,978,882     16,540,592
                                                    ============   ============

9. SEGMENT INFORMATION

     The Company solely designs, manufactures, sells and distributes micro motors of different functions and features, and they are used for toys, electrical appliances, office equipment, automobile accessories, camera, DVD and MP3 player.

     The Company has two reportable segments Alternating Current ("AC") and Direct Current ("DC") motors, based on manufacturing processes. Information for the two segments is disclosed under FAS 131, "Disclosures about Segments of an Enterprise and Related Information" as below: -

THREE MONTHS END DECEMBER 31, 2006
(Unaudited)

                                                   AC MOTOR                    DC MOTOR                       TOTAL
                                         ENDED DECEMBER 31,          ENDED DECEMBER 31,          ENDED DECEMBER 31,
                                   ------------------------    ------------------------    ------------------------
                                         2006          2005          2006          2005          2006          2005
                                   ----------    ----------    ----------    ----------    ----------    ----------
                                          USD           USD           USD           USD           USD           USD

Revenue from external Customers     7,395,701     6,047,524     7,329,394     7,391,418    14,725,095    13,438,942
Bank Interest Income                   15,620         9,047        15,481        11,057        31,101        20,104
Interest Expense                      181,651       137,288       180,022       167,797       361,673       305,085
Depreciation                          335,746       255,747       439,650       448,790       775,396       704,537
Segment Profit                         29,699       155,937        50,137       264,613        79,836       420,550
Expenditure for segment assets        396,187       443,574       515,361       718,494       911,548     1,162,068
                                   ==========    ==========    ==========    ==========    ==========    ==========


NINE MONTHS END DECEMBER 31, 2006
(Unaudited)
                                                   AC MOTOR                    DC MOTOR                       TOTAL
                                    YEAR ENDED DECEMBER 31,     YEAR ENDED DECEMBER 31,     YEAR ENDED DECEMBER 31,
                                   ------------------------    ------------------------    ------------------------
                                         2006          2005          2006          2005          2006          2005
                                   ----------    ----------    ----------    ----------    ----------    ----------
                                          USD           USD           USD           USD           USD           USD
Revenue from external Customers    20,713,754    16,647,048    24,823,230    25,947,580    45,536,984    42,594,628
Bank Interest Income                   41,012        15,541        48,013        23,413        89,025        38,954
Interest Expense                      465,743       287,523       553,412       437,488     1,019,155       725,011
Depreciation                          995,847       773,312     1,304,327     1,358,165     2,300,174     2,131,477
Segment Profit                        324,768       514,239       548,257       872,623       873,025     1,386,862
Expenditure for segment assets      1,224,507     1,047,479     1,592,844     1,696,689     2,817,351     2,744,168
                                   ==========    ==========    ==========    ==========    ==========    ==========


SEGMENT ASSETS

                                                   AC MOTOR                    DC MOTOR                      TOTAL
                                 DECEMBER 31,     MARCH 31,  DECEMBER 31,     MARCH 31,  DECEMBER 31,     MARCH 31,
                                   ------------------------    ------------------------    ------------------------
                                         2006          2006          2006          2006          2006          2006
                                  (UNAUDITED)     (AUDITED)    UNAUDITED)     (AUDITED)   (UNAUDITED)     (AUDITED)
                                          USD           USD           USD           USD           USD           USD
                                   ----------    ----------    ----------    ----------    ----------    ----------
SEGMENT ASSETS                     21,485,337    16,617,581    28,668,459    28,671,287    50,153,796    45,288,868
                                   ==========    ==========    ==========    ==========    ==========    ==========

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.


Total consolidated revenue

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         DECEMBER 31,                  DECEMBER 31,
                                                 ---------------------------    --------------------------
                                                     2006            2005          2006           2005
                                                 -----------     -----------    -----------    -----------

Total consolidated revenue                        14,725,095      13,438,942     45,536,984     42,594,628
                                                 ===========     ===========    ===========    ===========

Total profit for reportable segments                  79,836         420,550        873,025      1,386,862
Unallocated amounts relating to operations: -
   Interest income from a director                     4,075          22,922         23,874         56,056
   Other income                                      (33,165)         95,378        241,916        130,967
                                                 -----------     -----------    -----------    -----------
                  TOTAL:                              50,746         538,850      1,138,815      1,573,885
                                                 ===========     ===========    ===========    ===========

                                                   AT DECEMBER 31,  AT MARCH 31,
                                                       2006             2006
                                                    ----------       ----------
                                                    (UNAUDITED)       (AUDITED)
                                                        USD              USD

Total assets for reportable segments                50,153,796       45,288,868
    Amount due from a director                         109,154          108,870
    Amount due from ultimate holding company           126,009          126,009
    Deferred tax assets                                298,978          298,978
    Other                                               55,416           46,575
                                                    ----------       ----------
                    TOTAL:                          50,743,353       45,869,300
                                                    ==========       ==========

Long-lived assets with net book value of USD13,772,699 and USD13,319,992 are located in the PRC and USD1,043,273 and USD1,043,273 are located in Hong Kong at December 31, 2006 and March 31, 2006, respectively, Geographic information about the revenues, which are classified based on location of the customers, is set out as follows: -

                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                      DECEMBER 31,                  DECEMBER 31,
                         -------------------------     -------------------------
                               2006           2005           2006           2005
                         ----------     ----------     ----------     ----------

Japan                     6,451,991      6,044,650     19,362,157     18,435,817
Taiwan                    3,657,719      3,684,498     11,751,443     11,614,845
PRC                         385,638        316,375      1,136,063        957,800
Europe                    1,383,480        955,766      4,254,866      3,084,131
USA & Canada              1,142,875        920,353      3,384,082      2,728,005
Other                     1,703,392      1,517,300      5,648,373      5,774,030
                         ----------     ----------     ----------     ----------
       TOTAL:            14,725,095     13,438,942     45,536,984     42,594,628
                         ==========     ==========     ==========     ==========


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

     The assets of the schemes are controlled by trustees and held separately from those of the Group. Total pension cost was USD60,541 and USD43,630 during the nine months ended December 31, 2006 and 2005 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We were incorporated under the laws of the State of Wyoming on February 23, 1973. Between April 2004 and the close of the reverse acquisition described below, we had insignificant assets and had not generated significant revenues.

On June 15, 2005, Bestip Development International Limited ("Bestip"), an international business company organized under the laws of the British Virgin Islands, completed the reverse acquisition of our company, pursuant to which we acquired all of the outstanding capital shares of Bestip in exchange for a controlling interest in our company (the "Reorganization"). Pursuant to the Securities Purchase Agreement and Plan of Reorganization dated May 2, 2005 by and among our company, Bestip and the shareholders of Bestip, at the closing of the Purchase Agreement, the shareholders of Bestip transferred to us all of the outstanding capital shares of Bestip in exchange for our issuance of 28,000,000 shares of our common stock to the shareholders of Bestip (representing approximately 95% of our total capital stock outstanding after giving effect to its acquisition of Bestip). As a result of the Reorganization, Bestip became our wholly-owned subsidiary.

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


RESULTS OF OPERATIONS

  FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO DECEMBER 31, 2005

Net sales for the three months ended December 31, 2006 totaled $14.7 million compared to $13.4 million for the three months ended December 31, 2005, representing a 9.5% increase. The increase in net sales is a combination of increased sale prices and the number of motor unit sales.

Cost of sales for the three months ended December 31, 2006 totaled $11.6 million, or 79% of net sales, compared to $10.2 million, or 75.9% of net sales, for the three months ended December 31, 2005. The increase was a result of increases of raw material costs in this quarter.

Our gross margin for the quarter ended December 2006 was 20.9% compared to 24.1% in the quarter ended December 2005. The decrease was a result of increase of raw material costs.

Selling, general and administrative expenses increased slightly by $120,776 for the three months ended December 31, 2006 to $2.5 million from $2.4 million for the same prior year period. Selling, general and administrative expenses as a percentage of total net sales decreased to 16.8% for the three months ended December 31, 2006 compared to 17.5% for the prior year period. The decrease was a result of increase in productivity and improvement in material resource planning and supply chain logistics.

Other income decreased from $49,562 during the three months ended December 31, 2005 to loss of $119,749 for the period ended December 31, 2006. The loss is the result of write off of the management service charges between the Company and Zhao Qing Plant and the exchange difference between Renminbi (`RMB') and US Dollars). The write off is a one time non-recurring transaction.

Interest expense and capital lease charges increased by $56,587 or 18.5% to $361,673 for the quarter ended December 31, 2006 from $305,086 for the same prior period. The increase was a result of high usage of bank facilities to finance working capital and commitments.

Net income decreased for the three months ended December 31, 2006 to $25,665 from $445,211 for the same prior year period. The Company was able to increase its unit sale prices and to reduce expenses by raising productivity. However, the gains were offset by increases in raw material costs and the written off of the management service charges and related US/RMB exchange difference .

    FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO DECEMBER 31, 2005

Net sales for the nine months ended December 31, 2006 increased by $ 2.9m to $45.5 million compared to $42.6 million for the nine months ended December 31, 2005, representing an increase of 6.9%. The increase in net sales is a combination of increased sale prices and the number pf motor unit sales.

Cost of sales for the nine months ended December 31, 2006 totaled $35.5 million, or 77.9% of net sales, compared to $33 million, or 77.5% of net sales, for the nine months ended December 31, 2005. Raw material costs recorded material increases but continuous improvement in productivity produced savings which helped to offset certain portion of increased raw material costs.

Our gross margin for the nine months ended December 2006 was 22.0% compared to 22.5% of the same prior year period. The modest decrease was a result of combination of gains from higher selling prices and cost savings from increase in productivity lessen by the impacts from increase of raw material costs.

Selling, general and administrative expenses increased by $746,051 for the nine months ended December 31, 2006 to $7.9 million from $7.2 million for the same period of the prior year. Selling, general and administrative expenses as a percentage of total net sales increased to 17.3% for the nine months ended December 31, 2006 compared to 16.7% for the prior year period. The increase was mainly due to increased usage of air flight to deliver time critical shipments during the previous quarters.

Other income increased by $141,300 to $ 265,787 for the nine months ended December 31, 2006 from $124,487 for the same period ended December 31, 2005. The increase was mainly due to the combined result of increase in sale of metal scraps and in interest income on bank deposits pledged as collateral for secured banking facilities.

Interest expense and capital lease charges increased by $294,144 or 40.6% to $1,019,155 for the nine months ended December 31, 2006 from $725,011 for the same prior period. The increase was a result of the combination of high interest rate and high usage of bank facilities to finance working capital and commitments.

Net income decreased by $359,128 for the nine months ended December 31, 2006 to $937,584 or 2.1% of net sales from $1,296,712 or 3.0% of net sales for the same prior period.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital surplus of $2.0 million as of December 31, 2006.

As of December 31, 2006, the Company had available from financial institutions short term revolving banking facilities (overdrafts and letters of credit), term loans and lease financing of $14.4 million, $1.5 million and $1.3 million, respectively.

The Company receives many new customers' enquires. The management believes that there are many new growth opportunities, especially demand for micro motors from the car component sector. However, the Company will need additional working capital, in addition to our existing cash and cash equivalents and cash generated by operations, to finance its business growth. In this connection, the Company is seeking to raise additional funds. But no assurance can be given that such funds will be available, or if available, the terms thereof.

The Company had positive cash flow from operating activities in the nine months ended December 31, 2006. This is a combined result of effective cost control, increase in productivity and increase in unit sale price and unit sales. The Company continued to reinvest to expand the Company production capability so that it can continue to improve the quality of its products and, at the same time, develop more new high margin products. This also reflected the management confidence in its future prospects. Cashflow from investing activities increased to $ 2,740,836 from $ 1,932,993 of the prior year period. These investing activities are funded by mainly cashflow generated from operating activites. Therefore, cashflow from financing activities was down to $ 701,803 from $ 4,282,017 of the same prior year period. The overall result for the nine months ended December 31,2006 was an increase in cash and cash equivalent to $ 290,159 or 196 % from $ 98,101 of the same prior year period.

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

     As the Company's debt obligations are primarily short-term in nature. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rates would cause a commensurate increase in the interest expense related to such borrowings.


ITEM 4.  CONTROLS AND PROCEDURES

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of December 31, 2006, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officers, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that material information required to be included in its periodic filings with the Securities and Exchange Commission is accumulated processed summarized and reported within the required time periods and is communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                       Sun Motor International, Inc.
                                       (Registrant)


Date:  February 14, 2007               By: /s/ Simon Shi
                                           ----------------------------
                                           Simon Shi,
                                           Chief Executive Officer


                                       By: /s/ Patrick Lim
                                           ----------------------------
                                           Patrick Lim,
                                           Chief Financial Officer