Form 10-K
period 2007-03-31
Sun Motor International Inc
filed 2007-08-16
CIK 108729

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
|X|    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
       OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2007

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

The aggregate market value of the common stock held by non-affiliates, based on the average bid and asked prices reported on September 29, 2006 ( the last business day of the registrant's most recently completed second fiscal quarter ) was $4,119,352.

As of Aug 13, 2007, there were 29,440,067 shares of registrant's common stock outstanding.

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

TABLE OF CONTENT

PART I

ITEM 1.   BUSINESS                                                             5

ITEM 1A.  RISK FACTORS                                                        10

ITEM 1B.  UNRESOLVED STAFF COMMENTS                                           15

ITEM 2.   PROPERTIES                                                          15

ITEM 3.   LEGAL PROCEEDINGS                                                   16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 16

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS           16

ITEM 6.   SELECTED FINANCIAL DATA                                             17

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                           18

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          22

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         22

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                            22

ITEM 9A.  CONTROLS AND PROCEDURES                                             23

ITEM 9B.  OTHER INFORMATION                                                   23

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS                                    24

ITEM 11.  EXECUTIVE COMPENSATION                                              25

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS                          26

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      27

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                              27

PART IV

ITEM 15.  SIGNATURES, EXHIBITS AND FINANCIAL STATEMENT SCHEDULES              28

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

                                                     ------------------
                                                          Sun Motor
                                                       International,
                                                            Inc.
                                                           (OTCBB
                                                       listed vehicle)
                                                     ------------------

                                                                   100%
                                                     ------------------
                                                           Bestip
                                                        Development
                                                       International
                                                          Limited
                                                      (British Virgin
                                                          Islands)
                                                     ------------------

          100%             90%            100%            100%            100%            100%            100%            100%
--------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------
  Sun Motor       Sun Motor       Sun Motor       Sun Motor      Billion Top      Sun Motor       Sun Micro       Sun Motor
  Industrial     Manufactory      Precision          OEM         Developments      Holding          Motor         Auto Parts
  Co Limited       Limited        Products       Co Limited        Limited         Company        Technology       Company
                     ***           Limited                                         Limited         Limited         Limited
     (HK)            (HK)            (HK)           (HK)            (BVI)            (HK)            (HK)            (HK)

--------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------

                                          100%            100%            100%            100%
                                --------------  --------------  --------------  --------------
                                   Fuvanka         Classic       Dragon Hero        Hysan
                                 Industries        Choice       International   International
                                  Limited        Investments       Limited       Investment
                                                  Limited                          Limited
                                    (HK)           (BVI)            (BVI)           (BVI)
                                --------------  --------------  --------------  --------------


                   ------------------------------------------------ ------------------------------------------------
                    COMPANY NAME                                     BUSINESS OPERATIONS
                   ------------------------------------------------ ------------------------------------------------
                    Bestip Development International Limited         Investment Holding
                   ------------------------------------------------ ------------------------------------------------
                    Sun Motor Industrial Co Limited                  Manufacturing and trading - AC motor
                   ------------------------------------------------ ------------------------------------------------
                    Sun Motor Manufactory Limited                    Manufacturing and trading - toys motor
                   ------------------------------------------------ ------------------------------------------------
                    Sun Motor Precision Products Limited             Manufacturing - metal and plastic parts
                   ------------------------------------------------ ------------------------------------------------
                    Sun Motor OEM Co Limited                         Manufacturing and trading - DC motor
                   ------------------------------------------------ ------------------------------------------------
                    Sun Motor Auto Parts Company Limited             Manufacturing and trading - auto parts
                   ------------------------------------------------ ------------------------------------------------
                    Sun Motor Holding Company Limited                Dormant
                   ------------------------------------------------ ------------------------------------------------
                    Sun Micro Motor Technology Limited               Staff employment
                   ------------------------------------------------ ------------------------------------------------
                    Billion Top Developments Limited                 Investment Holding
                   ------------------------------------------------ ------------------------------------------------
                    Fuvanka Industries Limited                       Property Holding
                   ------------------------------------------------ ------------------------------------------------
                    Classic Choice Investments Limited               Investment holding
                   ------------------------------------------------ ------------------------------------------------
                    Dragon Hero International Limited                Investment holding
                   ------------------------------------------------ ------------------------------------------------
                    Hysan International Investment Limited           Investment holding
                   ------------------------------------------------ ------------------------------------------------

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

PRODUCT MIX

      The Company's revenue growth by product type and product mix for the past three years ended March 31 is as shown below:

--------------------------------------------------------------------------------------------------------------------
              2007                                   2006                                   2005
             -------------------------------------- -------------------------------------- -------------------------
              Sales        %            Growth rate  Sales        %            Growth rate  Sales        %
                                        vs prior                               vs prior
                                        year                                   year
------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
AC Motors     $22.3m        40.0%       13.2%        $19.7 m       38.8%       21.6%        $16.2 m       33.3%
------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
DC Motors     $33.5m        60.0%        7.7%        $31.1 m       61.2%       (4.3%)       $32.5 m       66.7%
------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
Total         $55.8 m      100.0%        9.8%        $50.8 m      100.0%        4.3%        $48.7 m      100.0%
------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------

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

      No end user accounted for more than 10% of total revenues. The Company does not believe that the loss of any single customer would have a material effect on its total business.

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

EMPLOYEES

      As of Aug 15, 2007 the Company had approximately 4,000 employees.

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

      As of Aug 15, 2007, Mr. Simon Shi beneficially owns approximately 72.7% of the Company's outstanding common stock. As a result, Mr. Shi is able to direct the outcome of matters requiring approval of the shareholders, including the election of its directors and other corporate actions such as:

      o     its merger with or into another company;

      o     a sale of substantially all of its assets; and

      o     amendments to its certificate of incorporation.

      The decisions of Mr. Shi may conflict with its interests or those of the Company's other shareholders.

SUBSTANTIAL SALES OF COMMON STOCK COULD CAUSE THE STOCK PRICE TO FALL.

      As of Aug 15, 2007, the Company had outstanding 29,440,067 shares of common stock, of which approximately 24,770,421 shares were "restricted securities" (as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended). Only approximately 4,669,646 shares are currently freely tradable shares. These 24,770,421 shares of restricted stock will become eligible for public resale under Rule 144 at various times. Although Rule 144 restricts the number of shares that any one holder can sell during any three-month period under Rule 144, because more than one shareholder holds these restricted shares, a significant number of shares could legally be sold commencing in one year. No prediction can be made as to the effect, if any, that sales of the shares subject to Rule 144 sales commencing in one year, or the availability of such shares for sale, will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for its common stock and could impair its ability to raise capital through the sale of its equity securities.

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

      o     the occurrence of any of the risks described in this Form 10-K.

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

      ------------------------ ----------------------- ---------------------------------- -------------------------------
      Location                  Area Sq/Ft              Primary Use                        Ownership
      ------------------------ ----------------------- ---------------------------------- -------------------------------
      Flat B, G/F, Prince       8,468 Sq/Ft             Headquarters                       Owned by Company
      Industrial Building,
      San Po Kong, Hong Kong,
      P.R.C.
      ------------------------ ----------------------- ---------------------------------- -------------------------------
      Third Industrial          86,120 Sq/Ft            AC motor production                Rent
      District, Gong Ming
      Town, Baoan District,
      Shenzhen, Guangdong,
      P.R.C.
      ------------------------ ----------------------- ---------------------------------- -------------------------------
      8 Nan Huan Road, Gong     107,650 Sq/Ft           DC motor production                Rent
      Ming Town, Baoan
      District, Shenzhen,
      Guangdong, P.R.C.
      ------------------------ ----------------------- ---------------------------------- -------------------------------
      44 Xi Ling Road, Fend     53,825 Sq/Ft            DC motor production                Rent
      Cheng Town, Xing Feng
      County, Zhao Guan City,
      Guangdong, P.R.C.
      ------------------------ ----------------------- ---------------------------------- -------------------------------
      Jin Feng Huang            236,830 Sq/Ft           Metal and plastic components,      Rent
      Industrial District,                              Mold making,
      Feng Gang District,                               Tooling
      Dong Guan, Guangdong,
      P.R.C.
      ------------------------ ----------------------- ---------------------------------- -------------------------------
      Flat A, 5/F, Prince       6105 Sq/Ft              Vacant                             Owned by Company
      Industrial Building,
      San Po Kong, Hong Kong,
      P.R.C.
      ------------------------ ----------------------- ---------------------------------- -------------------------------
      Flat B, 9/F, Prince       6071 Sq/Ft              Leased Out                         Owned by Company
      Industrial Building,
      San Po Kong, Hong
      Kong, P.R.C.
      ------------------------ ----------------------- ---------------------------------- -------------------------------

ITEM 3. LEGAL PROCEEDINGS

      The Company does not believe there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders during the year ended March 31, 2007.

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

        FISCAL QUARTER ENDED                 HIGH           LOW
        ----------------------------------   -------------  -------------
        March 31, 2007                       3.25           0.60
        ----------------------------------   -------------  -------------
        December 31, 2006                    0.85           0.60
        September 30, 2006                   1.50           0.65
        June 30, 2006                        2.45           1.00
        March 31, 2006                       3.25           2.05

      As of March 31, 2007, there were 1,481 record holders of our common stock.

      The Company did not issue nor repurchase any common stock during the year ended March 31, 2007. The Company has not implemented any equity compensation plan.

      No cash dividends have been paid with respect to our common stock and we have no plan to pay dividends in the foreseeable future. Payment of future dividends, if any, will be a the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs and plans for expansion.

ITEM 6. SELECTED FINANCIAL DATA

      Information concerning revenues, net earnings per share, dividends per share, long-term obligations and total assets from audited consolidated financial statements for the fiscal years ended March 31, 2003 to March 31, 2007 are incorporated herein by reference.

SUMMARY OF OPERATIONS:

(In millions, except  per share amounts)              2007         2006         2005         2004         2003
                                                  ----------------------------------------------------------------
Revenues                                              $55.8        $50.8        $48.7        $40.0        $36.8
Earnings from operations before taxes                 ($2.5)       $ 3.2        $ 1.7        $ 1.5        $ 1.0
Taxes on earnings                                     ($0.6)       $ 0.1        $ 0.4        $ 0.4        $ 0.2
Minority interest                                     $ 0.0        $ 0.0        $ 0.0        $ 0.0        $ 0.0
Net earnings                                          ($1.9)       $ 3.1        $ 1.3        $ 1.1        $ 0.8
Net earnings per share--basic and diluted            ($0.07)       $0.11        $0.05        $0.04        $0.03

FINANCIAL POSITION AT FISCAL YEAR END:
Working capital                                       $ 1.0        $ 1.4        ($1.2)       $ 0.1        $ 3.6
Total Assets                                          $49.6        $45.9        $37.0        $35.3        $30.6
Long-term borrowing                                   $ 2.5        $ 2.3        $ 0.3        $ 0.9        $ 1.0
Stockholders'equity                                   $12.0        $13.9        $10.8        $12.5        $11.5


                                        Fiscal 2007 Quarter ended                       Fiscal 2006 Quarter ended
(In US$'000)                            Mar. 31    Dec. 31     Sept. 30    June 30      Mar. 31    Dec. 31     Sept. 30    June 30
Total net sales                         $10,294    $14,725     $15,996     $14,816       $8,249    $13,439      $15,464    $13,692

Cost of sales                           (11,800)   (11,642)    (12,450)    (11,412)      (6,893)   (10,205)     (12,272)   (10,531)
                                       ---------------------------------------------   ---------------------------------------------

Gross profit / ( loss )                  (1,506)     3,083       3,546       3,404        1,356      3,234        3,192      3,161

Depreciation and amortization              (238)       (78)        (82)        (82)        (152)       (88)         (89)       (83)

Selling, general and administrative
  expenses                               (2,472)    (2,472)     (2,749)     (2,677)      (3,001)    (2,352)      (2,425)    (2,376)
                                       ---------------------------------------------   ---------------------------------------------

Operating income / ( loss )              (4,216)       533         715         645       (1,797)       794          678        702

Gain on disposal                              -          -           -           -        3,466          -            -          -

Other income                                930       (120)        259         127          192         49           50         24

Interest expense                           (333)      (362)       (335)       (323)        (241)      (305)        (252)      (167)
                                       ---------------------------------------------   ---------------------------------------------

Income / ( loss ) before income tax      (3,619)        51         639         449        1,620        538          476        559

Income tax expenses                         769        (24)        (96)        (80)         198        (94)         (83)       (97)

Minority interests                           (2)        (1)         59         (60)         (33)         1           (2)        (1)
                                       ---------------------------------------------   ---------------------------------------------

Net income                               (2,852)        26         602         310        1,785        445          391        461
                                       =============================================   =============================================

Basic and diluted net income
  per share                              (0.097)     0.001       0.020        0.11        0.061      0.015        0.014      0.016
                                       =============================================   =============================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

--------------------------------------------------- -----------------------------------------------------------
                                                                        YEAR ENDED MARCH 31,
--------------------------------------------------- -----------------------------------------------------------
                                                                  2007                2006                2005
--------------------------------------------------- ------------------- ------------------- -------------------
Total net sales                                            $55,831,013         $50,843,346         $48,698,580
--------------------------------------------------- ------------------- ------------------- -------------------
Cost of sales                                              (47,303,583)        (39,900,711)        (37,842,405)
--------------------------------------------------- ------------------- ------------------- -------------------
Depreciation and amortization                                 (480,304)           (411,650)           (479,529)
--------------------------------------------------- ------------------- ------------------- -------------------
Selling, general and administrative expenses               (10,370,163)        (10,153,902)         (8,402,972)
--------------------------------------------------- ------------------- ------------------- -------------------
Other income                                                 1,196,333             315,425             297,784
--------------------------------------------------- ------------------- ------------------- -------------------
Gain on disposal of a subsidiary                                     -           3,466,316                   -
--------------------------------------------------- ------------------- ------------------- -------------------
Interest expense                                            (1,353,286)           (964,999)           (553,615)
--------------------------------------------------- ------------------- ------------------- -------------------
Net income / ( loss )                                       (1,914,641)          3,081,753           1,309,300
--------------------------------------------------- ------------------- ------------------- -------------------

NET SALES

      Net sales increased by $5.0 million, or 9.8% from $50.8 million in fiscal year 2006 to $55.8 million in fiscal year 2007. The increase in net sales in fiscal year 2007 is mainly attributable to the increased sales of AC motors for home appliances from three existing customers, which represents increased sales to PRC, Japan and France.

COST OF SALES

      Cost of sales for fiscal year 2007 increased to $47.3 million ( 84.8% of net sales ), compared to $39.9 million ( 78.5% of net sales ) for fiscal year 2006. The decrease in gross margins was mainly attributable to a significant increase in raw material costs in heavy metal including copper, steel and iron.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expenses increased by $68,654 or 16.7% from $411,650 in fiscal year 2006 to $480,304 in fiscal year 2007 owing to increase in investments in fixed assets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased by $216,260 (2.1%) to $10.3 million for fiscal year 2007 compared with $10.1 million in the fiscal year 2006. The increase was primarily due to the increase in staff cost as a result of strengthening of the Hong Kong management team.

OTHER INCOME

      Other income increased by $880,908 (279%) from $315,425 in fiscal year 2006 to $1,196,333 in fiscal year 2007. This increase was mainly attributable to the increase in services fee income of $476,334 charged to the former subsidiary in Zhao Qing, China, increase in bank interest income and sale of scrap metal.

INTEREST AND CAPITAL LEASE CHARGES

      Interest and capital lease charges increased by $388,287 (40.2%) from $964,999 in fiscal year 2006 to $1,353,286 in fiscal year 2007. The increase was primarily due to the increased usage of bank facilities to finance the rise of raw material costs, the credit tightening from suppliers of heavy metals and continued investment in production equipment to enhance the quality of products.

NET INCOME

      Net income decreased by $4,996,394 from a net profit of $3,081,753 in fiscal year 2006 to a net loss of $1,914,641in fiscal year 2007. The decrease was a result of the increase in costs of heavy metal and the absence of profit from the subsidiary which was sold in 2006.

OFF-BALANCE SHEET ARRANGEMENTS

      The Company does not have any off-balance sheet arrangements

LIQUIDITY AND CAPITAL RESOURCES

      The cash balance increased slightly by $0.10 million as at March 31, 2007, as compared to $0.16 million as at March 31, 2006. The Company had a positive cash flow of $3.0 million generated from operating activities which was partly offset by the cash used in investing in plant and equipment amounting to $2.6 million to improve the product quality. The net cash of $0.9 million was mainly used to repay bank loans and capital lease obligations.

      The Company believes that $1.0 million of working capital and the net cash provided by operations as well as financing activities are sufficient to meet the working capital needs for the next 12 months. The company is negotiating with our bankers to increase the banking facilities in order to facilitate the next 12 months' expected growth.

As of May 31, 2007, the Company had short term revolving banking facilities (overdrafts and letters of credit), term loans and lease financing of $18.5 million, $1.9 million and $2.4 million, respectively from financial institutions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

      The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's financial statements.

      For certain of the Company's financial instruments, including cash and cash equivalents, trade receivables and payables, prepaid expenses, advances and other current assets, short-term bank borrowings, and other payables and accruals, the carrying amounts approximate fair values due to their short maturities.

      A related party is generally defined as (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

ACCOUNTING METHOD

      The Company uses the accrual method of accounting which recognizes revenues when earned and expenses when incurred.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The Company presents accounts receivable, net of allowance for doubtful accounts. The allowance is calculated based on review of individual customer accounts.

INVENTORIES

      Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the weighted average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed weighted-average cost if it exceeds the net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses. The initial cost of the asset comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Depreciation is provided using the straight-line method over the assets estimated useful life for periods ranging from five to fifty years. Significant improvements and betterments are capitalized where it is probable that the expenditure resulted in an increase in the future economic benefits expected to be obtained form the use of the asset beyond its originally assessed standard of performance. Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the income statement based on the net disposal proceeds less the carrying amount of the assets.

INCOME TAXES

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

REVENUE RECOGNITION

      The Company recognizes revenue from product sales when goods are shipped or delivered and rewards and risk of ownership and title pass to the customer. Revenues consist of the invoice value of the sale of goods and services net of rebates and discounts, certain sales incentives, trade promotions, and product returns. Revenue dilution is accounted for as reductions in sales in the same period the related sales are recorded.

CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. The Company is exposed to the following risk factors:

      (i) Credit risks - The Company has policies in place to ensure that sales of products are made to customers with an appropriate credit history.

      (ii) Liquidity risks - Prudent liquidity risk management implies maintaining sufficient cash, the availability of funding through an adequate amount of committed credit facilities and ability to close out market positions.

      (iii) Interest rate risk - The interest rate and terms of repayments of short-term and long-term bank borrowings are approximately 9% per annum. The Company has no significant interest-bearing assets. The Company maintains all of its borrowings in floating rate instruments.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has the following material capital expenditures commitments:

------------------------------------------------------- ---------------- ---------------- ----------------
Parties involved                                            Contract         Deposits         Balance
                                                             amount            paid          to be paid
------------------------------------------------------- ---------------- ---------------- ----------------
Hong Hao Mi Mo Precision                                     147,620.75       111,456.17        36,164.58
Ke Wei Da & Co.                                                2,087.06           626.12         1,460.94
Zhong Shan Kan Chang & Co.                                     1,788.91           536.67         1,252.24
Xing Long Ji Xei & Co.                                         5,963.03         2,385.21         3,577.82
Shi Xing                                                       7,908.17         3,163.27         4,744.90
Guang Zhou Jia Leng Zhi Equipment Manufacurer                 11,150.86         5,575.43         5,575.43
Zhung Dian Equipment Manufacturer                             13,118.66         3,935.60         9,183.06
Lu Chang & Co.                                                 6,296.96         1,889.09         4,407.87
Huo Shan Xian Diao Precision Machining Co. Ltd.               57,602.86        28,801.43        28,801.43
Guang Zhou Jia Leng Zhi Co. Ltd.                             220,125.64       110,062.82       110,062.82
Previal Technology Ltd.                                       17,692.31         7,076.92        10,615.38
Shenzhen XMJ Machine Electricity Equipment Co. Ltd.           20,250.45        10,368.52         9,881.93
Xian Dian                                                      3,434.70         1,717.35         1,717.35
Chang Le Machine Electric                                      4,174.12         1,669.65         2,504.47
Shen Zheng Shi Xi Gu Technological Co.                        61,842.58        19,945.14        41,897.44



Yong Xing Long Mechanical Equipment Manufacturer               5,963.03         2,385.21         3,577.82
Cheung Po Mould Mfg. Co.                                      14,102.56         4,230.77         9,871.79
Yin Sha Mould Mfg. Co.                                        13,169.23         6,584.62         6,584.62
Yuet Chung Mould Making Co.                                      641.03           256.41           384.62
Lung Fai Co.                                                   5,589.74         2,235.90         3,353.85
Cizhu                                                         13,118.66         6,559.33         6,559.33
Zuzumoto Co.                                                  72,307.69        25,307.69        47,000.00
Sun Lung Fai Mfg. Co.                                         28,846.15        11,538.46        17,307.69
Ming Shi Guing                                                 5,963.03         1,788.91         4,174.12
Cheong Tai Co.                                                14,102.56         4,230.77         9,871.79
Nittoku Jpy Co.                                               55,204.10        22,081.64        33,122.46
LK Machinery Ltd.                                             74,358.97        37,179.49        37,179.49
Sam Yau Mechanics & Equipment Co.                            108,333.33        32,500.00        75,833.33
New Millennium Electronics Co.                                14,053.33        12,615.72         1,437.61
Wah Shing Industrial Co.                                     126,500.00        22,800.00       103,700.00
Yong Xin Mould                                                 6,201.55         3,100.78         3,100.78
Hans Laser Technology Limited                                 17,412.05         8,706.02         8,706.02
Yong Tian Yi Precision Metal Mould Limited                     8,706.02         6,094.22         2,611.81
Huaxite                                                        2,941.76           882.53         2,059.23
Lu Chang Digital Company                                      10,733.45         9,660.11         1,073.35
Zhong Ji Electric Holding Limited                             21,228.38        10,614.19        10,614.19

------------------------------------------------------- ---------------- ---------------- ----------------
Total :                                                    1,200,533.72       540,562.15       659,971.57
------------------------------------------------------- ---------------- ---------------- ----------------

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

      An increase in the cost of heavy metals would increase the cost of production. The Company does not have any market risk with respect to such factors as equity prices and other market changes that affect market risk sensitive investments. A 10 basis point change in the Company's average debt interest rate would not have a material effect on the Company's results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer as appropriate.

As of March 31, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the required time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management including its principal executive officer and principal financial officer as appropriate to allow timely decision regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that a high staff turnover of senior finance staff affected the controls and timely submission of reports. The top management is well aware of the importance of good internal controls and procedures and will allocate more resources to improve the effectiveness of controls in the coming year.

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

ITEM 9B. OTHER INFORMATION

      None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND  CORPORATE  GOVERNANCE

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

Kenny Lo - Chief Financial Officer

      Mr. Lo joined the Company in 2007 and currently manages the Company's finance department. Mr. Lo has 20 years of accounting and finance experience in various industries including retail, manufacturing, logistics, securities and M&A. Mr. Lo was the Associate Director in a construction and properties development company from 2004 to 2007 and the Chief Financial Officer of a multi-national logistic company from 2000 to 2004. Mr. Lo received a MBA degree from Heriot-Watt University and is a member of the Chartered Institute of Management Accountants in UK and a member of the Hong Kong Institute of Certified Public Accountants.

Chang Yung Ying - Vice President of Sales and Marketing

      Miss Chang joined the Company in 2004. She is responsible for the marketing and business development of the Company, with emphasis on the PRC and Taiwan. From 1990 to 2003, Miss Chang was the General Manager of Cheng Ying Company Limited, a building materials trading and construction engineering company based in Taiwan.

Shi Kin Bon, Jacky - Vice President

      Mr. Jacky Shi joined the Company in 2005. Mr. Shi is responsible for sales and business development of Sun Motor Japan. Mr. Shi is also responsible for improving the efficiency of the manufacturing process for the purpose of optimal cost structure. Mr. Shi graduated with the Bachelor of Law, Bachelor of Commerce and Diploma in Japanese from the University of Melbourne, Australia in 2005. Mr. Shi is Mr. Simon Shi's second eldest son.

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

RELATED-PARTY TRANSACTIONS

      As of March 31, 2007, Mr. Simon Shi and certain of his affiliated companies were indebted to the Company in the aggregate amount of $34,831. The loans bear interest based on the Company's cost of funds plus 1.5% per annum and are repayable on demand. The Company received interest income of $31,564, $61,533 and $113,098 with respect to such loans during the years ended March 31, 2007, 2006 and 2005 respectively. Also,

      (a) At March 31, 2007, in order to secure the banking facilities granted to the Company:

            o Mr. Shi had issued personal guarantees amounting to $4.87 million; and

            o     Mr. Shi had issued unlimited personal guarantees; and

            o     Mr. Shi had pledged his own properties.

      (c) The Company received market rental value of $1,795, $10,769 and $10,769 from a related company, of which Mr. Simon Shi holds 49% interest, during fiscal 2007, 2006, and 2005 respectively.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Based solely upon a review of Forms 3 and 4 forwarded to us pursuant to Rule 16a-3(e) of the Exchange Act during our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all forms required by Section 16(a) of the Exchange Act

ITEM 11. EXECUTIVE COMPENSATION

      The following table set forth certain information concerning the annual and long-term compensation for services rendered to Bestip prior to the Reorganization and to the Company subsequent to the Reorganization in all capacities for the fiscal years ended March 31, 2007, 2006 and 2005 of (i) all persons who served as the Chief Executive Officer of the Company during the fiscal year ended March 31, 2007 and (ii) each other person who was an executive officer of the Company on March 31, 2007 and whose total annual salary and bonus during the fiscal year ended March 31, 2007 exceeded $100,000. Mr. Shi was not an officer of the Company prior to the Reorganization.

                                              ANNUAL COMPENSATION
                                  ----------------------------------------------
NAME AND PRINCIPAL POSITION            YEAR           SALARY           BONUS
--------------------------------  --------------  --------------  --------------

Shi Kai Biu, Simon                   2006/2007       $338,462         $28,205
( Chief Executive Officer )          2005/2006       $338,462         $28,205
                                     2004/2005       $230,769         $28,205
Ho Koon Lun                          2006/2007        $84,615         $22,435
( Chief Operating Officer )          2005/2006        $84,615         $22,435

STOCK OPTION GRANT EXERCISES

      The Company presently does not have any equity incentive plans. None of our named executive officers received any grants of options or other stock compensation during the fiscal year ended March 31, 2007.

EMPLOYMENT AGREEMENTS

      The Company maintains employment relations with a number of its executive officers through a set of standard labor contract or employment agreement. The terms and conditions of these employment agreements are determined via negotiations between the employee parties and the Company, and the framework and structure of the agreements are in compliance with applicable laws governing labor contract.

SEVERANCE AND CHANGE OF CONTROL ARRANGEMENTS

      There are no severance or change of control arrangements.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

      As permitted by Wyoming law, we have adopted provisions in our amended and restated certificate of incorporation and bylaws, both of which will become effective upon the closing of this offering, that limit or eliminate the personal liability of our directors and officers to the fullest extent permitted by Wyoming law, as it now exists or may in the future be amended, and against all expenses and liabilities reasonably incurred in connection with their service for or on behalf of the Company. In addition, certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized illegal dividends or redemptions or derived an improper personal benefit from their action as directors.

      At present, we are not aware of any pending or threatened litigation or proceeding involving any of our directors, officer, employees or agents in which indemnification would be required or permitted. We believe provisions in our certificate of incorporation and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The table below sets forth certain information with respect to beneficial ownership of our stock as of Aug 15, 2007 by:

      o persons known by us to be the beneficial owners of more than five percent (5%) of our issued and outstanding common stock;

      o     each of our executive officers and directors; and

      o     all of our officers and directors as a group.

      Percentages are computed using a denominator of 29,440,067 shares of common stock outstanding.

                                                               NUMBER OF
      NAME AND ADDRESS OF BENEFICIAL OWNER                     SHARES            PERCENT OF CLASS
      -------------------------------------------------------- ----------------- -------------------
      Shi Kai Biu (Simon) (1)                                  21,401,545         72.7%
      Shi Kai Bon (Jeffrey) (1) (2)                                     -            -
      Ho Koon Lun (1)                                                   -            -
      Kenny Lo (1)                                                      -            -
      All officers and directors as a group (4 persons)        21,401,545         72.7%

      SAOF NO.3 Limited (3)                                     1,701,058          5.8%

      (1) Address is Block B, G/F., Prince Industrial Building, 106 King Fuk Street, San Po Kong, Kowloon, Hong Kong.

      (2)   Shi Kai Bon (Jeffrey) is Shi Kai Biu (Simon)'s eldest son.

      (3) Address is c/o Mitsubishi UFJ Securities ( HK ) Company Limited, 11/F, AIG Tower, No. 1 Connaught Road, Central, Hong Kong.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

      None of the company's directors is independent under the rules of NASDAQ. The company does not have a separate audit committee. The Board of Directors acts in the capacity of an Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      PKF, an independent registered public accounting firm, was selected as the Company's auditor for fiscal 2007. The table below sets forth fees for professional services rendered by PKF for the audit of financial statements for fiscal years 2007 and 2006, and fees for other services rendered by PKF during fiscal 2007 and 2006.

                                                          2007        2006
                                                          ----        ----
      Audit fees ( 2007 : including tax fees )           $97,436    $61,539

      Audit-related fees                                      --         --

      Tax fees                                            $5,128     $5,128

      All other fees                                     $23,077    $23,077

PART IV

ITEM 15. SIGNATURES, EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

      SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of Aug 2007.

                                           SUN MOTOR INTERNATIONAL, INC.

                                           By /s/ SHI KAI BIU
                                              ------------------------------

                                           Shi Kai Biu, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                                            DATE
------------------------------ ------------------------------------------------ ---------------

/s/ SHI KAI BIU                Chief Executive Office and Director               Aug 15, 2007
-----------------------------
Shi Kai Biu

/s/ KENNY  LO                  Chief Financial Officer                           Aug 15, 2007
-----------------------------  (principal financial and accounting officer)
Kenny  Lo

/s/ SHI KAI BON, JEFFREY       Director                                          Aug 15, 2007
-----------------------------
Shi Kai Bon, Jeffrey

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

(4)   Filed with this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sun Motor International, Inc.


We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements of Sun Motor International, Inc. and subsidiaries for 2007 and 2006 included in this Form 10-K, and have issued our report thereon dated August 3, 2007. Our audits for the years ended March 31, 2007, 2006 and 2005, were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Financial Statement Schedules listed in Item 15 for Sun Motor International, Inc. and subsidiaries is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


PKF
Certified Public Accountants
Hong Kong, China
August 3, 2007


SUN MOTOR INTERNATIONAL, INC.
FINANCIAL STATEMENT SCHEDULES :-
VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED MARCH 31, 2007

                                                                                       PROVISION      WRITTEN OFF
                                         BALANCE AT                                       FOR           AGAINST
                                         BEGINNING      ACQUISITION      DISPOSAL       THE YEAR       ALLOWANCE      END OF YEAR
                                       -------------   -------------   ------------   ------------   -------------   -------------
                                       $               $               $              $              $               $
ALLOWANCE FOR DOUBTFUL ACCOUNTS
-------------------------------

Year ended March 31, 2007                   233,373               -              -        202,765        (233,373)        202,765
Year ended March 31, 2006                 1,140,776               -              -        233,373      (1,140,776)        233,373
Year ended March 31, 2005                 1,810,813               -              -        764,163      (1,434,200)      1,140,776

PROVISION FOR OBSOLETE INVENTORIES
----------------------------------

Year ended March 31, 2007                   268,964               -              -        575,905        (268,964)        575,905
Year ended March 31, 2006                   108,332               -              -        268,964        (108,332)        268,964
Year ended March 31, 2005                   728,435               -              -        108,332        (728,435)        108,332

TAX VALUATION ALLOWANCE
-----------------------

Year ended March 31, 2007                 1,130,398               -              -         29,024               -       1,159,422
Year ended March 31, 2006                   393,099       1,114,364       (393,099)        16,034               -       1,130,398
Year ended March 31, 2005                   289,653               -              -        103,446               -         393,099

                                                   SUN MOTOR INTERNATIONAL, INC.

                                               Consolidated Financial Statements
                                               (Stated in United States Dollars)
                                                                  March 31, 2007

SUN MOTOR INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Stated in United States Dollars)



Contents


                                                                          Pages

    Report of Independent Registered Public Accounting Firm                   1

    Consolidated Balance Sheets                                               2

    Consolidated Statements of Income                                         3

    Consolidated Statements of Stockholders' Equity                           4

    Consolidated Statements of Cash Flows                                     5

    Notes to Consolidated Financial Statements                           6 - 27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sun Motor International, Inc.

We have audited the accompanying consolidated balance sheets of Sun Motor International, Inc. (the "Company") and its subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of March 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.


PKF
Certified Public Accountants
Hong Kong, China
August 3, 2007

SUN MOTOR INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(STATED IN UNITED STATES DOLLARS)


                                                                                           MARCH 31,
                                                                         -----------------------------------------
                                                                                       2007                  2006
                                                                                          $                     $
ASSETS

Current assets

    Cash and cash equivalents                                                       623,352               525,990
    Restricted short-term bank deposits (Note 11(b))                              3,963,123             3,282,664
    Accounts receivable, net (Note 3)                                             9,837,813            10,407,547
    Inventories, net (Note 4)                                                    10,503,911            10,908,979
    Prepayments, deposits and other receivables (Note 5)                          5,336,635             2,257,734
    Amounts due from related companies (Note 10)                                      9,719                 8,381
    Amount due from a director (Note 6)                                             433,644               108,870
    Amount due from ultimate holding company (Note 7)                               126,009               126,009
    Current portion of promissory note receivable (Note 14)                       3,091,282             1,094,542
    Income tax recoverable                                                           17,855                38,194
    Deferred tax assets (Note 15)                                                    35,113                40,469
                                                                         -------------------   -------------------

Total current assets                                                             33,978,456            28,799,379
Property, plant and equipment, net (Note 8)                                      14,363,865            14,363,265
Deposits for acquisition of property, plant and equipment                           577,424                35,449
Promissory note receivable (Note 14)                                                      -             2,412,698
Deferred tax assets (Note 15)                                                       699,778               258,509
                                                                         -------------------   -------------------

Total assets                                                                     49,619,523            45,869,300
                                                                         ===================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Accounts payable                                                             11,276,606             8,928,238
    Accrued expenses and other payables (Note 9)                                  6,148,485             3,953,379
    Amount due to a related company (Note 10)                                        15,929                35,160
    Current maturities of bank borrowings (Note 11)                              14,409,980            13,498,256
    Current maturities of capital lease obligations (Note 12)                       901,496               765,374
    Dividend payable                                                                184,615               184,615
    Income tax payable                                                               33,193                31,813
                                                                         -------------------   -------------------

Total current liabilities                                                        32,970,304            27,396,835
Bank borrowings, less current maturities (Note 11)                                1,281,587             1,338,532
Capital lease obligations, less current maturities (Note 12)                      1,216,984               938,430
Deferred tax liabilities (Note 15)                                                1,946,196             2,080,544
                                                                         -------------------   -------------------

Total liabilities                                                                37,415,071            31,754,341
                                                                         -------------------   -------------------

Commitments and contingencies (Note 22)

Minority interests (Note 2)                                                         232,929               228,795
                                                                         -------------------   -------------------

Stockholders' equity
    Preferred stock, no par value :-
      2,000,000 shares authorized in 2007 and 2006
      None issued and outstanding in 2007 and 2006                                        -                     -
    Common stock, par value $0.01 per share (Note 20) :-
      50,000,000 shares authorized in 2007 and 2006
      29,440,067 shares issued and outstanding in 2007 and 2006                     294,401               294,401
    Additional paid-in-capital                                                      917,327               917,327
    Other comprehensive income                                                       19,774                19,774
    Retained profits                                                             10,740,021            12,654,662
                                                                         -------------------   -------------------

Total stockholders' equity                                                       11,971,523            13,886,164
                                                                         -------------------   -------------------

Total liabilities and stockholders' equity                                       49,619,523            45,869,300
                                                                         ===================   ===================

See Notes to consolidated financial statements


SUN MOTOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(STATED IN UNITED STATES DOLLARS)


                                                                         YEAR ENDED MARCH 31,
                                                          --------------------------------------------------
                                                                   2007              2006              2005
                                                                      $                 $                 $

Total net sales                                              55,831,013        50,843,346        48,698,580

Cost of sales                                               (47,303,583)      (39,900,711)      (37,842,405)
                                                          --------------    --------------    --------------

Gross profit                                                  8,527,430        10,942,635        10,856,175

Depreciation and amortization                                  (480,304)         (411,650)         (479,529)

Selling, general and administrative expenses                (10,370,163)      (10,153,902)       (8,402,972)
                                                          --------------    --------------    --------------

Operating income / ( loss )                                  (2,323,037)          377,083         1,973,674

Other income (Note 13)                                        1,196,333           315,425           297,784

Gain on disposal of a subsidiary (Note 14)                            -         3,466,316                 -

Interest expense                                             (1,353,286)         (964,999)         (553,615)
                                                          --------------    --------------    --------------

Income / ( loss ) before income tax                          (2,479,990)        3,193,825         1,717,843

Income tax expenses / (income) (Note 15)                        569,483           (76,904)         (399,599)

Minority interests (Note 2)                                      (4,134)          (35,168)           (8,944)
                                                          --------------    --------------    --------------

Net income / ( loss )                                        (1,914,641)        3,081,753         1,309,300
                                                          ==============    ==============    ==============

Net income / (loss ) per share
  - Basic and diluted (Note 16)                                   (0.07)             0.11              0.05
                                                          ==============    ==============    ==============

Weighted average number of shares outstanding
  - Basic and diluted                                        29,440,067        29,140,820        28,000,000
                                                          ==============    ==============    ==============


See Notes to consolidated financial statements


SUN MOTOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(STATED IN UNITED STATES DOLLARS)


                                            COMMON STOCK               ADDITIONAL           OTHER
                                    ------------------------------        PAID-IN   COMPREHENSIVE        RETAINED
                                           SHARES          AMOUNT         CAPITAL          INCOME         PROFITS           TOTAL
                                                                $               $               $               $               $

At April 1, 2004                       28,000,000         280,000         903,228          19,774      11,340,532      12,543,534
Net income                                      -               -               -               -       1,309,300       1,309,300
Dividend (Note 17)                              -               -               -               -      (3,076,923)     (3,076,923)
                                    --------------  --------------  --------------  --------------  --------------  --------------

At March 31, 2005
  and April 1, 2005                    28,000,000         280,000         903,228          19,774       9,572,909      10,775,911
Recapitalization (Notes 1 and 2)        1,430,067          14,301         (14,301)              -               -               -
Issuance of shares for investor
  relation services (Note 20)              10,000             100          28,400               -               -          28,500
Net income                                      -               -               -               -       3,081,753       3,081,753
                                    --------------  --------------  --------------  --------------  --------------  --------------

At March 31, 2006
  and April 1, 2006                    29,440,067         294,401         917,327          19,774      12,654,662      13,886,164
Net loss                                        -               -               -               -      (1,914,641)     (1,914,641)
                                    --------------  --------------  --------------  --------------  --------------  --------------

At March 31, 2007                      29,440,067         294,401         917,327          19,774      10,740,021      11,971,523
                                    ==============  ==============  ==============  ==============  ==============  ==============



See Notes to consolidated financial statements



SUN MOTOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN UNITED STATES DOLLARS)


                                                                                          YEAR ENDED MARCH 31,
                                                                        ----------------------------------------------------
                                                                                    2007              2006              2005
                                                                                       $                 $                 $
Cash flows from operating activities :-

    Net income/(loss)                                                        (1,914,641)        3,081,753         1,309,300
    Adjustments to reconcile net income/(loss) to net cash provided by operating activities :-
        Depreciation and amortization                                         3,261,254         2,939,562         2,348,357
        Interest income from a director                                         (31,564)          (61,533)         (113,098)
        Interest income on promissory note                                     (166,093)                -                 -
        (Gain)/loss on disposal of property, plant and equipment                      -           (24,364)          165,424
        Bad debts written off                                                         -           532,399            16,386
        Allowance for doubtful accounts                                         202,765           233,373           764,163
        Allowance for obsolete inventories                                      575,905           268,964           108,332
        Provision for other investment                                                -            29,069                 -
        Investor relation service fee                                                 -            28,500                 -
        Gain on disposal of a subsidiary                                              -        (3,466,316)                -
        Deferred tax                                                           (570,261)           75,215           355,226
        Minority interests                                                        4,134            35,168             8,944

    Changes in operating assets and liabilities :-
        Accounts receivable, prepayments, deposits
          and other receivables                                              (2,711,932)       (1,089,390)       (2,175,862)
        Inventories                                                            (170,837)       (4,021,963)       (1,473,250)
        Accounts payable, accrued expenses and
          other payables                                                      4,543,474         2,537,834         1,897,797
        Income tax recoverable                                                   20,339           (32,975)          119,177
        Income tax payable                                                        1,380           (39,674)           65,374
                                                                        ----------------  ----------------  ----------------

        Net cash provided by operating activities                             3,043,923         1,025,622         3,396,270
                                                                        ----------------  ----------------  ----------------

    Cash flows from investing activities :-

        Proceeds from disposal of property, plant and equipment                       -           346,290                 -
        Receipt from promissory notes                                           582,051                 -                 -
        Payments to acquire and for deposit for acquisition of
          property, plant and equipment                                      (2,626,209)       (2,345,145)       (2,832,969)
        Cash disposed on disposal of subsidiary (Note 14)                             -           (13,775)                -
                                                                        ----------------  ----------------  ----------------

        Net cash used in investing activities                                (2,044,158)       (2,012,630)       (2,832,969)
                                                                        ----------------  ----------------  ----------------

    Cash flows from financing activities :-

        New bank loans raised                                                  1,595,837       16,181,915                 -
        Repayment of bank loans                                               (1,420,684)     (13,262,701)         (770,598)
        Increase/(decrease) in bank overdrafts                                  (160,523)         773,301           145,279
        Increase/(decrease) in bills payable and trust receipt loans             840,149         (273,262)        2,031,797
        Repayment of capital lease obligations                                  (762,944)      (1,088,847)         (891,971)
        Advance to related companies                                             (20,569)         (86,298)          (49,485)
        Repayment by/(advance to) a director                                   (293,210)          565,673          (858,204)
        Advance to ultimate holding company                                           -            (2,450)             (550)
        Increase in short term bank deposits                                   (680,459)       (1,658,933)         (507,631)
                                                                        ----------------  ----------------  ----------------

        Net cash provided by/(used in) financing activities                    (902,403)        1,148,398          (901,363)
                                                                        ----------------  ----------------  ----------------

    Net increase/(decrease) in cash and cash equivalents                         97,362           161,390          (338,062)

    Cash and cash equivalents, beginning of year                                525,990           364,600           702,662
                                                                        ----------------  ----------------  ----------------

    Cash and cash equivalents, end of year                                      623,352           525,990           364,600
                                                                        ================  ================  ================

See Notes to consolidated financial statements


                                                             -5-

1.    CORPORATE INFORMATION

      Sun Motor International, Inc. (the "Company") was incorporated in State of Wyoming on February 23, 1973. The Company's shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America. Following the reverse acquisition in 2005 as detailed below, the Company changed its name from Wyoming Oil & Minerals, Inc. to Sun Motor International, Inc. to reflect the change in the Company's business. The financial year end date of the Company has also been changed from February 28 to March 31.

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

      CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and promissory note receivables. As of March 31, 2007 and 2006, substantially all of the Company's cash and cash equivalents and restricted cash were held by major financial institutions located in Hong Kong, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. The Company maintains an allowance for doubtful accounts of trade receivables. In respect of the promissory note receivable, the Company requests securities for its acceptance. More details of the securities are set out in note 14.

      The Company's five largest customers accounted for approximately 36%, 26% and 50% respectively, of net sales during 2007, 2006 and 2005. No customers accounted for sales of 10% or more during the years.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of March 31, 2007 and 2006, the cash and cash equivalents denominated in Hong Kong Dollars amounted to $487,292 and $363,653 respectively whilst the remaining balances were denominated in Renminbi ("RMB") of $123,623 and $127,558, which are not freely convertible into foreign currencies, and in other currencies of $12,437 and $34,779 respectively.

      RESTRICTED CASH

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

      In the normal course of business the Company extends unsecured credit to customers ranging from 30 to 60 days after the invoice date. The Company does not accrue interest on trade accounts receivable.

      If accounts receivable in excess of the provided allowance is determined uncollectible, they are charged to expense in the year that determination is made. Bad debts are written off when identified.

      PROMISSORY NOTE

      The promissory note receivable is initially measured at fair value and subsequently measured at amortized cost using the effective interest rate method. Appropriate allowances for estimated irrecoverable amounts are recognized in profit or loss when there is objective evidence that the asset is impaired. The allowance recognized is measured as the difference between the asset's carrying amount and the present value of estimated future cash flows discounted at the effective interest rate computed at initial recognition.

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

      IMPAIRMENT OF ASSETS OF LONG-LIVED ASSETS

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

      STOCK-BASED COMPENSATION

      The Company adopted the SFAS No. 123R, "Share-Based Payment" ("SFAS 123R") using the modified prospective method. Under SFAS 123R, equity instruments issued to service providers for their services are measured at the grant-date fair value and recognized in the statement of operations over the vesting period. The company has not issued any options and accordingly the adoption of SFAS 123R has not effect on the current period financial statements.

      REVENUE RECOGNITION

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

      COST OF SALES

      Cost of sales consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write down of inventory to lower of cost or market is also recorded in cost of sales.

      ADVERTISING, TRANSPORTATION, RESEARCH AND DEVELOPMENT EXPENSES

      Advertising, transportation, research and development, and other product-related costs are charged to expense as incurred.

      Advertising expenses amounted to $69,024, $177,783 and $106,744 during 2007, 2006 and 2005 respectively are included in selling expenses.

      Transportation expenses amounted to $590,648, $565,388 and $455,937 during 2007, 2006 and 2005 respectively are included in selling expenses.

      No research and development expenses are incurred during 2007, 2006 and 2005.

      INCOME TAXES

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

      OFF-BALANCE SHEET ARRANGEMENTS

      The Company does not have any off-balance sheet arrangements.

      COMPREHENSIVE INCOME

      The Company has adopted SFAS 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.

      Comprehensive income during the reporting years is analyzed as below :-

                                                       YEAR ENDED MARCH 31,
                                       ------------------------------------------------
                                                 2007            2006             2005
                                                    $               $                $
      Comprehensive income
        Net income / ( loss )             (1,914,641)       3,081,753        1,309,300
        Others                                     -                -                -
                                       --------------   --------------   --------------

                                          (1,914,641)       3,081,753        1,309,300
                                       ==============   ==============   ==============

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

      During 2007, 2006 and 2005, there has been no significant change in exchange rates. The exchange rates in effect throughout the reporting years were approximately HKD7.8 for $1.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      BASIC AND DILUTED EARNINGS PER SHARE

      The Company reports basic earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share are computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the years. The weighted average number of shares outstanding for 2005 represents the number of shares issued by the Company in conjunction with the RTO (Notes 1 and 2).

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In July 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes". This interpretation provides recognition thresholds and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that the adoption of this standard will have a material impact on these consolidated financial statements.

      In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurement". SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect of SFAS No. 157 on these consolidated financial statements.

      In September 2006, the FASB released SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R) " which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for fiscal year ending after December 15, 2006. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

      In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No.108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company's financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of SFAS No. 159 on these consolidated financial statements.

3.    ACCOUNTS RECEIVABLE, NET
                                                            MARCH 31,
                                                  ------------------------------
                                                            2007           2006
                                                               $              $

      Accounts receivable                            10,040,578     10,640,920
      Less : Allowance for doubtful accounts           (202,765)      (233,373)
                                                  --------------  --------------

                                                      9,837,813     10,407,547
                                                  ==============  ==============

      The Company incurred $202,765, $233,373 and $764,163 of doubtful debt expense during 2007, 2006 and 2005 respectively.

      In 2007, 2006 and 2005, the Company wrote off $233,373,$1,673,175 and
      $1,449,810 of bad debts of which $233,373, $1,140,776 and $1,434,200 were against the allowance for doubtful debts whilst $nil, $532,399 and $16,386 were charged to its statement of income respectively.

4.    INVENTORIES, NET

                                                            MARCH 31,
                                                  ------------------------------
                                                            2007           2006
                                                               $              $

      Raw materials                                   8,650,785       8,302,395
      Work in progress                                  548,295         602,252
      Finished goods                                  1,880,736       2,273,296
                                                  --------------  --------------

                                                     11,079,816      11,177,943
      Less : Allowance for obsolete inventories        (575,905)       (268,964)
                                                  --------------  --------------

                                                     10,503,911      10,908,979
                                                  ==============  ==============

      The Company charged $575,905, $268,964 and $108,332 of allowance for obsolete inventories during 2007, 2006 and 2005 respectively which were included in cost of sales.

      In 2007, 2006 and 2005, the Company wrote off $268,964, $108,332 and
      $728,435 of inventories against the allowance for obsolete inventories respectively.

5.    PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

      At March 31, 2007 and 2006, the balances comprised of the following :-

                                                                              MARCH 31,
                                                                   ------------------------------
                                                                            2007            2006
                                                                               $               $
      Prepayments                                                        341,858         251,604
      Rental and other deposits                                          645,232         581,157
      Deposits for purchases of raw materials                            412,363         743,273
      Other receivables                                                1,264,864         681,700
      Temporary payments (Note 5(a))                                   1,567,374               -
      Due from the Subsidiary disposed of in 2006 (Note 14)            1,104,944               -
                                                                   --------------  --------------

                                                                       5,336,635       2,257,734
                                                                   ==============  ==============

      a) Temporary payments are repayable by several installments, all of which are due within 12 months.

6.    AMOUNT DUE FROM A DIRECTOR

      The amount is due from the Company's director, Mr. Shi Kai Bui Simon ("Simon Shi") who is also a major stockholder of the Company. It is unsecured, bears interest calculated based on the cost of funding of the Company plus 1.5% per annum which approximates 8.5% per annum during the reporting years (Note 24(a)) and is repayable on demand.


7.    AMOUNT DUE FROM ULTIMATE HOLDING COMPANY

      The entire issued and outstanding common stock of the ultimate holding company is owned by Simon Shi. The amount represents advance to ultimate holding company and is interest-free, unsecured and repayable on demand.

8.    PROPERTY, PLANT AND EQUIPMENT, NET

                                                                         MARCH 31,
                                                              --------------------------------
                                                                      2007              2006
                                                                         $                 $
      Land and buildings                                          1,422,639         1,422,639
      Building improvements                                         375,286           375,286
      Machinery and equipment                                    39,125,499        35,863,645
                                                              --------------    --------------

                                                                 40,923,424        37,661,570
      Less : Accumulated depreciation and amortization          (26,559,559)      (23,298,305)
                                                              --------------    --------------

                                                                 14,363,865        14,363,265
                                                              ==============    ==============

      (i) Machinery and equipment with net book values of $2,485,590 (cost of $4,220,226 less accumulated depreciation of $1,734,636) and $2,775,232 (cost of $4,131,758 less accumulated depreciation of $1,356,526) were under capital lease obligations at March 31, 2007 and 2006 respectively.

            Depreciation on machinery and equipment under capital lease obligations amounted to $402,452, $358,502 and $293,627 for 2007,
            2006 and 2005 respectively.

      (ii) At March 31, 2007, land and buildings with carrying amount of $932,783 was pledged to banks for banking facilities granted to the Company (Note 11(b)).

      (iii) Depreciation and amortization expenses for 2007, 2006 and 2005 were $3,261,254, $2,939,562 and $2,348,357 respectively and $2,780,950 ,
            $2,527,912 and $1,868,828 of these expenses were included in factory overheads.

      (iv) No disposal of machinery and equipment was made in 2007. During 2006 and 2005, machinery and equipment with carrying amounts of $16,021 and $471,329 value were disposed of at considerations of $40,385 and $305,905 resulting in gain of $24,364 and loss of $165,424 respectively.

9.    ACCRUED EXPENSES AND OTHER PAYABLES

      At March 31, 2007 and 2006, accrued expenses and other payables comprised of the following :-

                                                                          MARCH 31,
                                                              --------------------------------
                                                                      2007              2006
                                                                         $                 $
      Acquisitions of property, plant and equipment                  65,841            65,841
      Auditors' remuneration                                        102,564            66,667
      Utilities, consumables and other operating expenses         2,095,682         2,183,569
      Customers' and other deposits received                      1,545,281           181,470
      Payroll and other staff costs                                 835,063           575,109
      Receipt in advance for sales of scrap materials                     -           241,050
      Rental expense                                                364,036           228,463
      Temporary receipt from potential investors                    797,025                 -
      Others                                                        342,993           411,210
                                                              --------------    --------------

      Total                                                       6,148,485         3,953,379
                                                              ==============    ==============

10.   AMOUNTS DUE FROM/TO RELATED COMPANIES

      The related companies are controlled by Simon Shi. These amounts are interest-free, unsecured and repayable on demand.

11.   BANK BORROWINGS

      (a)   Bank borrowings composed of the followings :

                                                                    MARCH 31,
                                                          ------------------------------
                                                                    2007            2006
                                                                       $               $

            Bills payable and trust receipts loans             9,157,356       8,317,207
            Bank overdrafts                                    3,407,793       3,568,316
            Bank loans - short term                            1,844,831       1,612,733
                       - long term                             1,281,587       1,338,532
                                                          --------------  --------------

                                                              15,691,567      14,836,788
            Less: Current maturities                         (14,409,980)    (13,498,256)
                                                          --------------  --------------

                                                               1,281,587       1,338,532
                                                          ==============  ==============

            The Company is obliged to make the following principal payments :-

                                                                    MARCH 31,
                                                          ------------------------------
                                                                    2007            2006
                                                                       $               $
            Years ending March 31 :-
            2007                                                       -      13,498,256
            2008                                              14,409,980         119,964
            2009                                                 195,186         130,244
            2010                                                 141,963         141,401
            2011                                                 153,746         153,517
            2012                                                 166,367         166,673
            2013                                                 180,315         180,955
            2014                                                 195,281         196,462
            2015                                                 211,489         213,297
            2016                                                  37,240          36,019
                                                          --------------  --------------
                                                              15,691,567      14,836,788
                                                          ==============  ==============

      (b) At March 31, 2007, the Company's available banking facilities to the extent of approximately $24.01 million were secured by the following:

            (i)   The Company's short-term bank deposits;

            (ii)  The Company's land and buildings (Note 8 (ii));

            (iii) Limited to the extent of $3.68 million together with outstanding interest and unlimited guarantees executed by the Company's subsidiaries in favor of banks for outstanding facilities granted to the Company;

            (iv) Limited to the extent of $4.87 million together with outstanding interest and unlimited personal guarantees put up by Simon Shi in favor of banks for outstanding facilities granted to the Company (Note 24(b));

            (v)   The properties owned by Simon Shi; and

            (vi) The guarantees including those executed by the subsidiaries and Simon Shi are exercisable by the banks upon default on repayment by the Company. The maximum exposure to these guarantees is $24.01 million representing available banking facilities together with outstanding interest. At March 31, 2007, the guaranteed amount utilized by the Company amounted to $15.69 million.

            In addition, the Company was obliged to meet the covenants of maintaining tangible net worth and net worth at certain levels. The Company was not in breach of any such covenants throughout the years.

            At March 31, 2007, the amount of unused available banking facilities, including unused letters of credit of approximately $7.59 million, was approximately $8.32 million.

            The interest rates of bank borrowings were Hong Kong best lending rate minus 0.65% to plus 2.5% per annum, HIBOR plus 0% to 2.5% per annum and prime rate plus 0% to plus 2.5% per annum.

12.   CAPITAL LEASE OBLIGATIONS

      The Company leases certain machinery and equipment under non-cancelable leases classified as capital leases. The following is a schedule of future minimum lease payments for capital leases together with the present value of the net minimum lease payments :-

                                                                    MARCH 31,
                                                          ------------------------------
                                                                    2007            2006
                                                                       $               $
      Years ending March 31:
      2007                                                             -         859,243
      2008                                                     1,033,056         638,818
      2009                                                       630,101         285,700
      2010                                                       395,073          53,680
      2011                                                       313,521          25,374
      2012                                                           286               -
                                                          --------------  --------------

      Total minimum lease payments                             2,372,037       1,862,815
      Less: Capital lease charges                               (253,557)       (159,011)
                                                          --------------  --------------

      Present value of lease payments                          2,118,480       1,703,804
      Less: current maturities                                  (901,496)       (765,374)
                                                          --------------  --------------

                                                               1,216,984         938,430
                                                          ==============  ==============

      Details of capitalized assets are set out in note 8(i).

13.   OTHER INCOME

      Other income included the followings:

                                                                         YEAR ENDED MARCH 31,
                                                             ----------------------------------------------
                                                                       2007            2006            2005
                                                                          $               $               $
      Bank interest income                                          124,625          63,472           8,962
      Interest income on promissory note                            166,903               -               -
      Gain on disposal of property, plant and equipment                   -          24,364               -
      Interest income from a director                                31,564          61,533         113,098
      Service income                                                476,334               -               -
      Other income                                                  396,907         166,056         175,724
                                                             --------------  --------------  --------------

                                                                  1,196,333         315,425         297,784
                                                             ==============  ==============  ==============

14.   DISPOSAL OF A SUBSIDIARY

      Pursuant to a sale and purchase agreement entered into between the Company and an independent third party (the "Purchaser") on March 31, 2006, the Company agreed to dispose of a wholly owned subsidiary (the "Subsidiary"), which owns and operates a production line in the People's Republic of China (the "PRC"), to the Purchaser at a consideration of $3,800,000. This consideration was settled by a Promissory Note issued by the Purchaser with interest-free installments payable as follows:

                INSTALLMENTS        PAYMENT DATES
                           $

                     380,000        September 30, 2006
                     760,000        March 31, 2007
                   2,660,000        March 31, 2008
            ----------------

                   3,800,000
            ================

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

      The promissory note receivable is analyzed as below:

                                                                              $
      Note receivable                                                 3,800,000
      Discount                                                         (292,760)
                                                                 --------------
      Adjusted fair value                                             3,507,240
                                                                 ==============

      The face value of note receivable is adjusted using interest rate of 5% per annum resulting in a discount of $292,760. The 5% is determined by the management after consideration of credit standing of the Purchaser, the securities given and current market interest rate. The discount is amortized as an interest income using effective interest rate method over 2 years the term of the promissory note.

      This disposal transaction completed on March 31, 2006 and resulted in a gain of $3,466,316 calculated as follows:

                                                                              $
      Consideration
        Note receivable                                               3,800,000
        Discount                                                       (292,760)
                                                                 --------------
                                                                      3,507,240

      The Subsidiary's net assets
        - Machinery and equipment                       417,752
        - Receivables                                   363,660
        - Cash                                           13,775
        - Payables                                     (754,263)         40,924
                                                 --------------  --------------

      Gain on disposal                                                3,466,316
                                                                 ==============

      As the consideration was settled by the promissory note, net cash outflow from the disposal amounted to $13,775.

      This Subsidiary did not generate any revenue from external customers during the reporting years. It was responsible for certain production processes of low-end products of the Company. During the years ended March 31, 2006 and 2005, the Subsidiary incurred production cost of $708,388 and $nil, which is included in cost of sales, and administrative expenses of $380,673 and $316,824 respectively.

      Subsequent to its disposal, this Subsidiary continues to be a sub-contractor for the Company's low-end products in its capacity as a third party and the Company pays the relevant charge for the subcontracting service rendered.

      In view that the Company continues to be engaged in the distribution of such products, the disposal did not constitute a discontinued operation.

      At March 31, 2007 and 2006, the promissory note receivable is analyzed as follows:

                                                                    MARCH 31,
                                                         ------------------------------
                                                                   2007            2006
                                                                      $               $
      Note receivable at amortized cost                       3,091,282       3,507,240
      Portion classified as current asset                    (3,091,282)     (1,094,542)
                                                         --------------  --------------

      Non-current portion                                             -       2,412,698
                                                         ==============  ==============

15.   INCOME TAXES

      The components of the income/(loss) from continuing operations before income taxes are:

                                                                         YEAR ENDED MARCH 31,
                                                            ----------------------------------------------
                                                                      2007            2006            2005
                                                                         $               $               $
      Hong Kong                                                 (2,470,759)      3,224,325       1,717,843
      The United States                                             (9,231)        (30,500)              -
                                                            --------------  --------------  --------------

      Total income/(loss) before income tax                     (2,479,990)      3,193,825       1,717,843
                                                            ==============  ==============  ==============

      The income tax expenses/(income) consists of the following:

                                                                         YEAR ENDED MARCH 31,
                                                            ----------------------------------------------
                                                                      2007            2006            2005
                                                                         $               $               $
      Current tax :-
         Hong Kong                                                     778           1,689          44,373

      Deferred tax :-
         Hong Kong                                                (570,261)         75,215         355,226
                                                            --------------  --------------  --------------

      Total expenses/(income) for income tax                      (569,483)         76,904         399,599
                                                            ==============  ==============  ==============

      The Company is subject to income tax rate in the United States as follows:

            Statutory federal rate                              34.00%
            State income tax rate                                4.95%
                                                            --------------

                                                                38.95%
                                                            ==============

      The Company's subsidiaries incorporated in BVI are not subject to income taxes under the current laws of the BVI.

      The Company's subsidiaries operating in Hong Kong are subject to profits tax rate of 17.5% on the estimated assessable profits during the reporting years.

      The Company's subsidiary operating in the PRC is subject to enterprise income tax rate of 33%. No provision for PRC enterprise income tax has been made as the PRC subsidiary had no assessable profits throughout the years.

      The effective income tax expenses differs from the statutory rate of 34% in the United States as follows:

                                                                         YEAR ENDED MARCH 31,
                                                            ----------------------------------------------
                                                                      2007            2006            2005
                                                                         $               $               $

      Provision for income tax at 34%                             (843,197)      1,085,901         584,067
      Foreign tax rate differential                                409,199        (526,982)       (283,444)
      Income/expenses not taxable/deductible for
        tax purposes                                              (114,356)       (518,064)         46,034
      Under/(over) provision of current tax for
        previous years                                                (602)             31            (539)
      Valuation allowances                                          29,024          16,034         103,446
      Others                                                       (49,551)         19,984         (49,965)
                                                            --------------  --------------  --------------

      Income tax expenses                                         (569,483)         76,904         399,599
                                                            ==============  ==============  ==============

      The major components of deferred tax recognized in the consolidated balance sheets as of March 31, 2007 and 2006 are as follows:

                                                                                 MARCH 31,
                                                                       ------------------------------
                                                                                 2007            2006
                                                                                    $               $
      Excess of tax depreciation expenses over book
        depreciation expenses
        - Hong Kong                                                        (1,879,493)     (2,036,544)
                                                                       --------------  --------------

      Allowances for doubtful debts that are reported in financial statements prior to becoming deductible for tax purposes
        - Hong Kong                                                            35,113          40,469
                                                                       --------------  --------------

      Tax losses
        - Hong Kong                                                           664,625         220,174
        - The United States                                                 1,127,872       1,124,733
                                                                       --------------  --------------

                                                                            1,792,497       1,344,907
      Less : Valuation allowances                                          (1,159,422)     (1,130,398)
                                                                       --------------  --------------

                                                                              633,075         214,509
                                                                       --------------  --------------

                                                                           (1,211,305)     (1,781,566)
                                                                       ==============  ==============

      The deferred taxes recognized can be analyzed as follows:

                                                                                 MARCH 31,
                                                                       ------------------------------
                                                                                 2007            2006
                                                                                    $               $
      Current assets :-
          Deferred tax assets                                                  35,113          40,469

      Non-current assets (liabilities) :-
          Deferred tax assets                                                 699,778         258,509
          Deferred tax liabilities                                         (1,946,196)     (2,080,544)
                                                                       --------------  --------------

                                                                           (1,211,305)     (1,781,566)
                                                                       ==============  ==============

      At March 31, 2007, the Company had tax losses carried forward amounting to $7,115,125. $3,797,855 of these tax losses can be utilized for an unlimited period of time in Hong Kong and the remaining $3,317,270, if unutilized, will expire through to 2026 in the United States.

      At March 31, 2006, the Company had tax losses carried forward amounting to $4,566,177. $1,258,138 of these tax losses can be utilized for an unlimited period of time in Hong Kong and the remaining $3,308,039, if unutilized, will expire through to 2025 in the United States.

      In 2007, the management determined that the tax losses of $3,317,270 in the United States and of $180,285 in Hong Kong did not meet the realization criteria and thereby valuation allowance of $1,159,422 was made against the deferred tax asset as of March 31, 2007.

      In 2006, the management determined that the tax losses of $3,308,039 in the United States and of $32,370 in Hong Kong did not meet the realization criteria and thereby valuation allowance of $1,130,398 was made against the deferred tax asset as of March 31, 2006.

16.   BASIC AND DILUTED NET INCOME/(LOSS) PER SHARE

      The Company has no dilutive instruments and accordingly the basic and diluted net income per share are the same.

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

      The Company has two reportable segments, Alternating Current ("AC") and Direct Current ("DC") motors, based on manufacturing processes. Information for the two segments is disclosed under FAS 131, "Disclosures about Segments of an Enterprise and Related Information" as below:

                                         AC                                 DC                                 TOTAL
                         ----------------------------------  ----------------------------------  ----------------------------------
                               2007        2006        2005        2007        2006        2005        2007        2006        2005
                                  $           $           $           $           $           $           $           $           $
 Revenue from
   external customers    22,327,382  19,741,705  16,260,502  33,503,631  31,101,641  32,438,078  55,831,013  50,843,346  48,698,580
 Bank interest income       137,906      24,645       2,992     153,622      38,827       5,970     291,528      63,472       8,962
 Interest expense           620,991     374,695     184,853     732,295     590,304     368,762   1,353,286     964,999     553,615
 Depreciation             1,377,796   1,141,388     784,119   1,883,458   1,798,174   1,564,238   3,261,254   2,939,562   2,348,357
 Segment profit/(loss)   (3,483,665)    128,957      84,933     576,188   2,837,279   1,344,088  (2,907,477)  2,966,236   1,429,021
 Segment assets          18,033,269  16,617,581  13,684,344  30,264,136  28,671,287  22,193,874  48,297,405  45,288,868  35,878,218
 Expenditure for
   segment assets         1,493,387   1,534,757   1,768,538   1,768,468   2,417,899   3,528,057   3,261,855   3,952,656   5,296,595
                         ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

      A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

                                                                         YEAR ENDED MARCH 31,
                                                            ----------------------------------------------
                                                                      2007            2006            2005
                                                                         $               $               $
      Total consolidated revenue                                55,831,013      50,843,346      48,698,580
                                                            ==============  ==============  ==============

      Total profit/(loss) for reportable segments               (2,907,477)      2,966,236       1,429,021
      Unallocated amounts relating to operations :-
           Interest income from a director                          31,654          61,533         113,098
           Other income                                            395,833         166,056         175,724
                                                            --------------  --------------  --------------

      Income/(loss) before income tax                           (2,479,990)      3,193,825       1,717,843
                                                            ==============  ==============  ==============

                                                                                 MARCH 31,
                                                                       ------------------------------
                                                                                 2007            2006
                                                                                    $               $
      Total assets for reportable segments                                 48,297,405      45,288,868
          Amount due from a director                                          433,644         108,870
          Amount due from ultimate holding company                            126,009         126,009
          Deferred tax assets                                                 734,891         298,978
          Others                                                               27,574          46,575
                                                                       --------------  --------------

                                                                           49,619,523      45,869,300
                                                                       ==============  ==============

      Long-lived assets with net book value of $13,428,747 and $13,319,992 are located in the PRC and $935,118 and $1,043,273 are located in Hong Kong at March 31, 2007 and 2006 respectively.

      Geographic information about the revenues is set out as follows :-


                                                                            REVENUES (NOTE)
                                                            ----------------------------------------------
                                                                      2007            2006            2005
                                                                         $               $               $
         Japan                                                  20,732,200      19,533,643      19,168,957
         Taiwan                                                 13,822,460      13,274,366      13,026,538
         PRC                                                     1,576,171       1,310,462         977,956
         Europe                                                  6,233,703       4,669,788       3,467,613
         United States & Canada                                  3,543,465       2,855,720       2,802,405
         Other countries                                         9,923,014       9,199,367       9,255,111
                                                            --------------  --------------  --------------

         Total                                                  55,831,013      50,843,346      48,698,580
                                                            ==============  ==============  ==============

      Note: They are classified based on location of the customers.

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

      The assets of the schemes are controlled by trustees and held separately from those of the Company. Total pension cost was $154,392, $94,030 and $58,159 during 2007, 2006 and 2005 respectively.

20.   COMMON STOCK

      On June 15, 2005, the Company issued 28,000,000 common shares to Bestip Former Stockholders as a consideration for the acquisition of Bestip in conjunction with the RTO. As detailed in note 1, this transaction constituted a reverse takeover transaction and accordingly the 28,000,000 common shares issued by the Company for the acquisition was taken as the outstanding number of common shares for the year 2005.

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

22.   COMMITMENTS AND CONTINGENCIES

      (i) The Company leases office and factory premises under various non-cancelable operating lease agreements that expire at various dates through years 2007 to 2013. Minimum future commitments under these agreements with term in excess of one year as of March 31, 2007 were as follows:

            YEAR                                                           $

            2008                                                     400,367
            2009                                                     355,873
            2010                                                     350,015
            2011                                                     345,006
            2012                                                     345,006
            Thereafter                                                28,751
                                                       ---------------------

                                                                   1,825,018
                                                       =====================

            Rental expense was $838,229, $858,601 and $850,858 during 2007,
            2006, and 2005 respectively.

      (ii) At March 31, 2007, the Company has capital commitments in respect of acquisition of property, plant and equipment, which are contracted for but not provided for in the financial statements amounting to $660,927.

23.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                               MARCH 31,
                                                            ----------------------------------------------
                                                                      2007            2006            2005
                                                                         $               $               $
      Interest paid                                              1,353,286         964,999         553,615
      Income tax paid/(refund)                                     (20,941)         74,338        (140,178)
      Non-cash activities
          Property, plant and equipment
            acquired under capital lease obligations             1,177,620       1,704,225         244,879
          Sale proceeds of property, plant and
            equipment not yet settled and included in
            other receivables                                            -               -         305,905
          Interest income settled via current account
            with a director                                         31,564          61,533         113,098
          Dividend payment to a director settled via
            his current account                                          -               -       2,892,308
          Recapitalization                                               -          14,301               -
          Consideration for disposal of a subsidiary
            settled by a promissory note                                 -       3,800,000               -
                                                            ==============  ==============  ==============

24.   RELATED PARTY TRANSACTIONS

      Apart from the transactions as disclosed elsewhere in these financial statements, the Company entered into the following related party transactions during the reporting years :-

      (a) Interest income amounting to $31,564, $61,533 and $113,098 were received from Simon Shi during 2007, 2006 and 2005 respectively. The interest was calculated based on the cost of funding of the Company plus 1.5% per annum, which approximates 8.5% for each of 2007, 2006 and 2005 on the outstanding amount (Note 6).

      (b) At March 31, 2007, in order to secure the banking facilities granted to the Company, Simon Shi has issued the following guarantees (Note 11(b)) :-

            - Limited personal guarantees to the extent of $4.87 million to four banks; and
            -     Unlimited personal guarantee to four banks.

      (c) Rentals of $1,795, $10,769 and $10,769 were received from a related company, of which Simon Shi holds 49% issued and outstanding common stock, during 2007, 2006 and 2005 respectively. In November 2003, a rental agreement was signed between this related company and the Company for leasing certain portion of land and buildings at a monthly rent of $1,795, which was determined by both parties with reference to the market rental. The arrangement covered the period from January 1, 2004 to December 31, 2005 with a six-month rent-free period per annum in the leasing period. Since January 1, 2006, both parties verbally agreed to continue the leasing arrangement. The leasing arrangement was subsequently terminated in June 2006.

25.   COMPARATIVE AMOUNTS

      Certain amounts included in prior years' consolidated balance sheet and the consolidated statements of income and cash flows have been reclassified to conform to the current year's presentation. These reclassifications had no effect on reported total assets, liabilities, shareholders' equity, or net income.