Form 10-Q
period 2007-06-30
Sun Motor International Inc
filed 2007-08-21
CIK 108729

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                         COMMISSION FILE NUMBER: 000-791

                          SUN MOTOR INTERNATIONAL, INC.
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

             WYOMING                                              84-0217330
-------------------------------                              -------------------
(State or other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

         Block B, G/F., Prince Industrial Building, 106 King Fuk Street,
                         San Po Kong, Kowloon, Hong Kong
                  --------------------------------------------
                    (Address of Principal Executive Offices)

                                 (852) 2321 6108
                              ---------------------
              (Registrant's Telephone Number, Including Area Code)

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

As of Aug 17, 2007, the issuer had 29,440,067 shares of common stock, par value USD0.01 per share, outstanding.

                                    SUN MOTOR INTERNATIONAL, INC.
                                    QUARTERLY REPORT ON FORM 10-Q
                                 FOR THE PERIOD ENDED JUNE 30, 2007

                                                INDEX

                                                                                                Page
                                                                                                Number
                                                                                              ----------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited) and
             March 31, 2007                                                                        3

            Condensed Consolidated Statements of Income for the
             three month periods ended June 30, 2007 and 2006 (unaudited)                          4

            Condensed Consolidated Statements of Cash Flows for the
             three month periods ended June 30, 2007 and 2006 (unaudited)                          5

           Notes to Condensed Consolidated Financial Statements (unaudited)                     6-11

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                              12-14

Item 3.    Quantitative and Qualitative Disclosure About Market Risks                             14

Item 4.    Controls and Procedures                                                             14-15



PART II.   OTHER INFORMATION

Item 6.    Signatures & Exhibits                                                               16-22




                                 SUN MOTOR INTERNATIONAL, INC.

                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  AT MARCH 31,
                                                                 AT JUNE 30, 2007         2007
                                                                      (UNAUDITED)    (AUDITED)
ASSETS                                                                        USD          USD
Current assets
       Cash and Cash equivalents                                          225,508      623,352
       Restricted short-term bank deposits                              3,995,008    3,963,123
       Accounts receivable, net of allowance for doubtful
        accounts of USD 202,765 on 30.6.2007 and 31.3.2007              9,432,018    9,837,813
       Inventories, net  (Note 6)                                       9,971,417   10,503,911
       Prepayments, deposits and other receivables                      5,691,212    5,336,635
       Current portion of Promissory note receivable                    2,387,436    3,091,282
       Income tax recoverable                                                 912       17,855
       Amount due from a related company                                    3,373        9,719
       Amount due from a director                                         433,644      433,644
       Amount due from ultimate holding company                           126,009      126,009
       Deferred tax assets                                                 35,113       35,113
                                                                       ----------   ----------

Total current assets                                                   32,301,650   33,978,456
Property, plant & equipment, net                                       13,802,691   14,363,865
Deposits for acquisition of property, plant and equipment                 577,424      577,424

Deferred tax assets                                                       699,778      699,778
                                                                       ----------   ----------

Total assets                                                           47,381,543   49,619,523
                                                                       ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
       Accounts payable                                                 9,653,360   11,276,606
       Accrued expenses and other payables                              3,795,846    6,148,485
       Amount due to a related company                                     55,736       15,929
       Dividend payable                                                   184,615      184,615
       Current maturities of bank borrowings (Note 8)                  16,518,762   14,409,980
       Current maturities of capital lease obligations (Note 8)         1,122,088      901,496
       Income tax payable                                                  44,490       33,193
                                                                       ----------   ----------

Total current liabilities                                              31,374,897   32,970,304
Bank borrowings, less current maturities (Note 8)                       1,137,208    1,281,587
Capital lease obligations, less current maturities (Note 8)               665,535    1,216,984
Deferred tax liabilities                                                1,946,196    1,946,196
                                                                       ----------   ----------
Total liabilities                                                      35,123,836   37,415,071
                                                                       ----------   ----------

Minority interests                                                        236,100      232,929
                                                                       ----------   ----------

Stockholders' equity
Common stock, par value USD0.01 per share : -
 50,000,000 shares authorized on 30.6.2007 and 31.3.2007
 29,440,067 shares issued and outstanding on 30.6.2007 and 31.3.2007      294,401      294,401
Additional paid in capital                                                917,327      917,327
Other comprehensive income                                                 19,774       19,774
Retained profits                                                       10,790,105   10,740,021
                                                                       ----------   ----------
Total stockholders' equity                                             12,021,607   11,971,523
                                                                       ----------   ----------

Total liabilities and stockholders' equity                             47,381,543   49,619,523
                                                                       ==========   ==========

See the accompanying notes to the unaudited condensed consolidated financial statements




                          SUN MOTOR INTERNATIONAL, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                     THREE MONTHS ENDED JUNE 30
                                                       2007            2006
                                                    (UNAUDITED)     (UNAUDITED)
                                                        USD             USD
                                                    -----------     -----------

TOTAL NET SALES                                      11,006,567      14,815,622

COST OF SALES                                        (8,181,780)    (11,411,969)
                                                    -----------     -----------

GROSS PROFIT                                          2,824,787       3,403,653

DEPRECIATION AND AMORTIZATION                           (63,699)        (81,767)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         (2,402,781)     (2,676,924)
                                                    -----------     -----------

OPERATING INCOME                                        358,307         644,962

OTHER INCOME                                             48,428         126,768

INTEREST AND CAPITAL LEASE CHARGES                     (342,183)       (322,548)

                                                    -----------     -----------

INCOME BEFORE INCOME TAX                                 64,552         449,182

INCOME TAX EXPENSES                                     (11,297)        (79,594)

MINORITY INTERESTS                                       (3,171)        (59,792)
                                                    -----------     -----------

NET INCOME                                               50,084         309,796
                                                    ===========     ===========

BASIC AND DILUTED INCOME PER SHARE (NOTE 5)               0.002           0.011
                                                    ===========     ===========

See the accompanying notes to the unaudited condensed consolidated financial statements






                          SUN MOTOR INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       THREE MONTHS ENDED JUNE 30
                                                       -------------------------
                                                          2007          2006
                                                       (UNAUDITED)   (UNAUDITED)
                                                          USD           USD
                                                       ----------    ----------

Cash flows from operating activities :

     Net cash (used in) operating activities           (1,720,616)     (660,070)

Cash flows from investing activities :

     Net cash (used in) investing activities             (310,774)     (787,819)

Cash flows from financing activities :

     Net cash generated from financing activities       1,633,546     1,360,224
                                                       ----------    ----------

Net decrease in cash and cash equivalents                (397,844)      (87,665)

Cash and cash equivalents, beginning of period            623,352       525,990
                                                       ----------    ----------

Cash and cash equivalents, end of period                  225,508       438,325
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

      In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with consolidated financial statements and the notes thereto included in the Company's Form 10K as filed with the Securities and Exchange Commission on August 16, 2007.

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

      In September 2006, the FASB released SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Post retirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R) " which requires an employer to recognize the over funded or under funded status of defined benefit and other post retirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for fiscal year ending after December 15, 2006. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

                                                            THREE MONTHS ENDED JUNE 30
                                                       ---------------------------------
                                                                 2007               2006
                                                          (UNAUDITED)        (UNAUDITED)
                                                                 USD                USD

     Net income                                                50,084            309,796
                                                       ==============     ==============

     Weighted average number of shares outstanding         29,440,067         29,440,067
                                                       ==============     ==============

     Basic and diluted income per share                         0.002              0.011
                                                       ==============     ==============

6. INVENTORIES

     Inventories consist of the following:

                                                         AT JUNE 30         AT MARCH 31
                                                            2007               2007
                                                        (Unaudited)         (Audited)
                                                            USD                USD
                                                       --------------     --------------
     Raw materials                                          8,095,410          8,650,785
     Work in progress                                         417,255            548,295
     Finished goods                                         2,034,657          1,880,736
                                                       --------------     --------------

                                                           10,547,322         11,079,816
     Less: Allowance for obsolete stock                      (575,905)          (575,905)
                                                       --------------     --------------
                                                            9,971,417         10,503,911
                                                       ==============     ==============

7. CAPTIAL

                                                       NO. OF SHARES         AMOUNT USD

     Authorized:-
       Preferred stock, no par value                        2,000,000                 --
       Common stock, USD0.01 par value                     50,000,000            500,000
                                                       ==============     ==============
     Issued and outstanding:-
         Preferred stock - none issued and
            outstanding at June 30, 2007 and March 31, 2007        --                 --
         Common stock - 29,440,067 issued and outstanding
            at June 30, 2007 and March 31, 2007            29,440,067            294,401
                                                       ==============     ==============



8. CREDIT FACILITIES

     Credit facilities were utilized as follows at the end of the periods:

                                                        AT JUNE 30, 2007  AT MARCH 31, 2007
                                                          (Unaudited)        (Audited)
                                                              USD               USD

     Bills payable and trust receipt loans                  11,786,480          9,157,356
     Bank overdrafts                                         4,316,320          3,407,793
     Bank borrowings                                         1,553,170          3,126,418
     Capital lease obligations                               1,787,623          2,118,480
                                                        --------------     --------------

                                                            19,443,593         17,810,047
                                                        ==============     ==============


9. SEGMENT INFORMATION

      The Company has two reportable segments, Alternating Current ("AC") and Direct Current ("DC") motors, based on the manufacturing processes.

      Information for the two segments is disclosed under FAS 131, "Disclosures about Segments of an Enterprise and Related Information" as below:

                                          TOTAL                     AC MOTOR                  DC MOTOR
                                  -----------------------   ------------------------   -----------------------
     THREE MONTHS ENDED JUNE 30
     (UNAUDITED)                     2007         2006         2007          2006        2007          2006
                                  ----------   ----------   ----------    ----------   ----------   ----------
                                      USD         USD           USD           USD         USD           USD

Revenue from external Customers   11,006,567   14,815,622    4,389,627     6,288,470    6,616,940    8,527,152

Bank Interest Income                  21,310        4,180        8,524         1,774       12,786        2,406

Interest Expense                     342,183      322,548      143,717       136,905      198,466      185,643

Depreciation                         871,948      664,210      357,499       281,923      514,449      382,287

Segment Profit                        16,124      322,414     (115,769)      124,233      131,893      198,181

Expenditure for segment assets       328,581      612,412       98,574       259,937      230,007      352,475
                                  ==========   ==========   ==========    ==========   ==========   ==========

                                           TOTAL                   AC MOTOR                   DC MOTOR
                                    JUNE 30     MARCH 31     JUNE 30      MARCH 31      JUNE 30     MARCH 31
                                  -----------------------   ------------------------   -----------------------
                                     2007         2007        2007           2007        2007         2007
                                  ----------   ----------   ----------    ----------   ----------   ----------
                                  (UNAUDITED)   (AUDITED)   (UNAUDITED)    (AUDITED)   (UNAUDITED)  (AUDITED)
                                  ----------   ----------   ----------    ----------   ----------   ----------
                                      USD          USD         USD            USD         USD          USD
Segment Assets                    46,086,087   48,297,405   17,447,838    18,033,269   28,638,249   30,264,136

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

                                                            THREE MONTHS ENDED JUNE 30
                                                        ---------------------------------
                                                            2007               2006
                                                        --------------     --------------
                                                             USD                USD
                                                        --------------     --------------
Total consolidated revenue                                  11,006,567         14,815,622
                                                        ==============     ==============
Total profit for reportable segments                            16,124            322,414
Unallocated amounts relating to operations : -
       Other income                                             48,428            126,768
                                                        --------------     --------------
INCOME BEFORE INCOME TAXES                                      64,552            449,182
                                                        ==============     ==============




                                                          AT JUNE 30        AT MARCH 31
                                                        ---------------------------------
                                                             2007               2007
                                                          (UNAUDITED)         (AUDITED)
                                                              USD                USD

Total assets for reportable segments                        46,086,087         48,297,405
    Amount due from a director                                 433,644            433,644
    Amount due from ultimate holding company                   126,009            126,009
    Deferred tax assets                                        734,891            734,891
    Other                                                          912             27,574
                                                        --------------     --------------
TOTAL :                                                     47,381,543         49,619,523
                                                        ==============     ==============

Long-lived assets with net book value of USD12,759,418 and USD13,428,747 are located in the PRC and USD1,043,273 and USD935,118 are located in Hong Kong at June 30, 2007 and March 31, 2007 respectively. Geographic information about the revenues, which are classified based on location of the customers, is set out as follows:-

                                                            THREE MONTHS ENDED JUNE 30
                                                        ---------------------------------
                                                             2007                2006
                                                          (UNAUDITED)         (UNAUDITED)
                                                             USD                  USD

Japan                                                        4,087,161          5,692,054
Taiwan                                                       2,724,970          3,868,117
PRC                                                            310,728            381,865
Europe                                                       1,228,917          1,360,764
USA & Canada                                                   698,561            832,150
Other                                                        1,956,230          2,680,672
                                                        --------------     --------------
TOTAL :                                                     11,006,567         14,815,622
                                                        ==============     ==============

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

The assets of the schemes are controlled by trustees and held separately from those of the Group. Total pension cost was USD17,576 and USD13,972 during the three months ended June 30, 2007 and 2006 respectively.

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

RESULTS OF OPERATIONS

       FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO JUNE 30, 2006

Net sales for the three months ended June 30, 2007 totaled $11 million compared to $14.8 million for the three months ended June 30, 2006, representing a 25.7% decrease. The decrease in net sales is attributable to a decrease of quantity sales. During the period, Gong Ming Plant 1 was removed to Feng Gang Plant due to the expiration of the rental contract and cost saving of the rent expenses of Gong Ming Plant 1.

Cost of sales for the three months ended June 30, 2007 totaled $8.2 million, or 74.3% of net sales, compared to $11.4 million, or 77.0% of net sales, for the three months ended June 30, 2006. Our gross margin for the quarter ended June 2007 improved to 25.7% compared to 23.0% in the quarter ended June 2006.

Selling, general and administrative expenses decreased $274,143 for the three months ended June 30, 2007 to $2.4 million from $2.7 million for the same period of the prior year. Selling, general and administrative expenses as a percentage of total net sales increased to 21.8% for the three months ended June 30, 2007 compared to 18.1% for the prior year period. The decrease in selling, general and administrative expenses was mainly due to a decrease in staff costs associated with the reduction of work force.

Other income decreased from $126,768 during the three months ended June 30, 2006 to $48,428 for the period ended June 30, 2007. The decrease was mainly due to interest income on amortization of promissory notes receivable in the prior year which was non-recurring in nature.

Finance costs increased $19,635 or 6.1% to $342,183 for the quarter ended June 30, 2007 from $322,548 for the same period of the prior year reflecting a higher working capital need as a result of expanded operations and an increase in the interest rate.


Net income decreased $259,712 for the three months ended June 30, 2007 to $50,084 or 0.5% of sales from $309,796 or 2.1% of sales for the same period of the prior year. This decrease was a combination of a decrease of quantity of sales, decrease of other income and higher financing costs during the quarter ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had working capital of $926,753 as of June 30, 2007. The Company believes that $3.5 million of an additional working capital, in addition to our existing cash and cash equivalents and cash generated by operations, will be needed in order to meet our working capital needs, capital expenditures, and commitments for the next 12 months. Approved banking facilities have been granted from our bankers to facilitate the next 12 months expected growth.

         As of June 30, 2007, the Company had available from financial institutions short term revolving banking facilities (overdrafts and letters of credit), term loans and lease financing of $16.1 million, $1.6 million and $1.8 million, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company does have any market risk with respect to such factors as commodity prices, interest rate and other market changes that affect market risk sensitive investments. The price fluctuation of copper and heavy metal greatly affect our cost of sales. A rise of interest rate would have certain affect our cost of bank borrowing.

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

As of June 30, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the required time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management including its principal executive officer and principal financial officer as appropriate to allow timely decision regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that a high staff turnover of senior finance staff affected the controls and timely submission of reports. The top management is aware of the importance of good internal controls and procedures and intends to allocate more resources to improve the effectiveness of controls in the coming year.

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


Exhibit 3.6 Articles of Amendment to the Articles of Incorporation by Shareholders of Wyoming Oil & Minerals, Inc.(3)


Exhibit 31.1      Section 302 Certification --- Chief Executive Officer(4)


Exhibit 31.2      Section 302 Certification --- Chief Financial Officer(4)


Exhibit 32.1 Section 906 Certification --- Chief Executive Officer & Chief Financial Officer(4)
__________
(1) Filed as an Exhibit to the Company's Form 8-K May 2, 2005 and incorporated herein by reference.

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


Date:  August 21, 2007

                                             By: /s/ Simon Shi
                                                 ----------------------------
                                                 Simon Shi,
                                                 Chief Executive Officer



                                             By: /s/ Kenny Lo
                                                 ----------------------------
                                                 Kenny Lo,
                                                 Chief Financial Officer